Form 10-Q
period 2005-09-30
Macquarie Infrastructure CO Trust; Macquarie Infrastructure CO LLC
filed 2005-11-14
CIK 1289788, 1289790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission File Number: 001-32385
Macquarie Infrastructure Company Trust
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-6196808 (I.R.S. Employer Identification No.)

Commission File Number: 001-32384
Macquarie Infrastructure Company LLC
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	43-2052503 (I.R.S. Employer Identification No.)

125 West 55th Street, 22nd Floor New York, New York (Address of principal executive offices)	10019 (Zip Code)
(212) 231-1800
(Registrants’ Telephone Number, Including Area Code)

600 Fifth Avenue, 21st Floor
New York, NY 10020
(212) 548-6538
(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report)
     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrants are collectively an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate by check mark whether the registrants are collectively a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     There were 27,050,745 shares of trust stock without par value outstanding at November 1, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
MACQUARIE INFRASTRUCTURE COMPANY TRUST
Consolidated Condensed Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	3
Consolidated Condensed Statement of Operations for the Quarter and Nine Months Ended September 30, 2005, the Quarter Ended September 30, 2004, and the Period from April 13, 2004 (inception) to September 30, 2004 (Unaudited)	4
Consolidated Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2005 and the Period from April 13, 2004 (inception) to September 30, 2004 (Unaudited)	5
Notes to Consolidated Condensed Financial Statements (Unaudited)	6
NORTH AMERICA CAPITAL HOLDING COMPANY
Consolidated Condensed Statement of Operations for the Periods January 1, 2004 through July 29, 2004 and July 30, 2004 through September 30, 2004 (Unaudited)	17
Consolidated Condensed Statement of Cash Flows for the Periods January 1, 2004 through July 29, 2004 and July 30, 2004 through September 30, 2004 (Unaudited)	18
Note to Consolidated Condensed Financial Statements (Unaudited)	19

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk	42

ITEM 4. Controls and Procedures	43

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	44

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

ITEM 3. Defaults Upon Senior Securities	45

ITEM 4. Submission of Matters to a Vote of Security Holders	45

ITEM 5. Other Information	45

ITEM 6. Exhibits	45
EX-2.2: SECOND AMENDMENT TO PURCHASE AGREEMENT
EX-2.3: JOINDER AGREEMENT
EX-2.4: ASSIGNMENT AGREEMENT
EX-10.1: COMMITMENT LETTER
EX-10.2: LOAN AGREEMENT
EX-10.3: CREDIT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-99.2: EARNINGS RELEASE
Australian banking regulations that govern the operations of Macquarie Bank Limited and all of its subsidiaries, including Macquarie Infrastructure Management (USA) Inc. (“MIMUSA” or our “Manager”), require the following statements: Investments in Macquarie Infrastructure Company Trust are not deposits with or other liabilities of Macquarie Bank Limited or of any Macquarie Group company and are subject to investment risk, including possible delays in repayment and loss of income and principal invested. Neither Macquarie Bank Limited nor any other member company of the Macquarie Group guarantees the performance of Macquarie Infrastructure Company Trust or the repayment of capital from Macquarie Infrastructure Company Trust.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004
($ in thousands, except share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,497	140,050
Restricted cash	1,113	1,155
Accounts receivable, less allowance for doubtful accounts of $845 and $1,359	21,228	12,312
Dividend receivable	—	1,743
Inventories	2,104	1,563
Prepaid expenses	4,946	4,186
Deferred income taxes	1,622	1,452
Other	3,981	5,308

Total current assets	78,491	167,769
Property, equipment, land and leasehold improvements, net	311,296	284,744
Other assets:
Restricted cash	17,293	16,790
Equipment lease receivables	44,092	45,395
Investment in unconsolidated business	70,039	79,065
Investment, cost	36,338	39,369
Securities, available for sale	74,862	71,263
Related party subordinated loan	20,043	21,748
Goodwill	234,931	217,576
Intangible assets, net	310,509	254,530
Deposits and deferred costs on acquisition	15,429	—
Fair value of derivative instruments	4,923	724
Other	9,971	9,514

Total assets	$1,228,217	1,208,487

Liabilities and stockholders’ equity
Current liabilities:
Due to manager	$2,644	12,306
Accounts payable	13,203	10,912
Accrued expenses	13,603	11,980
Current portion of capital leases and notes payable	2,067	1,242
Current portion of long-term debt	97	94
Other	4,063	2,991

Total current liabilities	35,677	39,525
Capital leases and notes payable, net of current portion	2,104	1,755
Long-term debt, net of current portion	449,244	415,074
Related party long-term debt	18,533	19,278
Deferred income taxes	123,204	123,429
Fair value of derivative instruments	1,325	286
Other	5,616	4,329

Total liabilities	635,703	603,676
Minority interests	9,107	8,515

Stockholders’ equity:
Trust stock, no par value; 500,000,000 shares authorized; 27,050,745 shares issued and outstanding, at September 30, 2005, 26,610,100 shares issued and outstanding at December 31, 2004	596,548	613,265
Accumulated other comprehensive (loss) income	(2,412)	619
Accumulated deficit	(10,729)	(17,588)

Total stockholders’ equity	583,407	596,296

Total liabilities and stockholders’ equity	$1,228,217	$1,208,487

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
For the Quarter and Nine Months Ended September 30, 2005, the Quarter Ended September 30, 2004
And the Period from April 13, 2004 (inception) — September 30, 2004
(Unaudited)
($ in thousands, except per share amounts)

				Period From
			Nine Months	April 13, 2004
	Quarter Ended	Quarter Ended	Ended	(inception) –
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenue
Revenue from fuel sales	$36,298	$—	$100,928	$—
Service revenue	42,317	—	113,268	—
Financing and equipment lease income	1,320	—	3,993	—

	79,935	—	218,189	—

Costs and expenses
Cost of fuel sales	21,631	—	58,434	—
Cost of services	22,997	—	59,973	—
Selling, general and administrative expenses	21,243	2,023	59,147	4,604
Fees to manager	2,609	—	6,761	—
Depreciation	1,506	—	4,253	—
Amortization of intangibles	3,498	—	9,818	—

Operating income (loss)	6,451	(2,023)	19,803	(4,604)

Other income (expense)
Dividend income	116	—	6,300	—
Interest income	893	—	3,252	—
Interest expense	(8,034)	—	(23,303)	—
Equity in earnings and amortization charges of investee	1,954	—	2,468	—
Other income (expense), net	122	—	(533)	—

Net income (loss) before income taxes and minority interests	1,502	(2,023)	7,987	(4,604)
Income tax expense	220	—	799	—

Net income (loss) before minority interests	1,282	(2,023)	7,188	(4,604)
Minority interests	(24)	—	329	—

Net income (loss)	$1,306	$(2,023)	$6,859	$(4,604)

Basic earnings (loss) per share:	$0.05	$(20,230)	$0.26	$(46,040)

Weighted average number of shares of trust stock outstanding: basic	27,050,745	100	26,875,416	100

Diluted earnings (loss) per share:	$0.05	$(20,230)	$0.25	$(46,040)

Weighted average number of shares of trust stock outstanding: diluted	27,108,789	100	26,902,843	100

Cash dividends declared per share	$0.50	$—	$1.0877	$—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005
And the Period from April 13, 2004 (inception) — September 30, 2004
(Unaudited)
($ in thousands)

		Period From April 13,
	Nine Months Ended	2004 (inception) –
	September 30, 2005	September 30, 2004
Operating activities
Net income (loss)	$6,859	$(4,604)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:		—
Depreciation and amortization of property and equipment	10,123	—
Amortization of intangible assets	9,818	—
Loss on disposal of equipment	16
Equity in earnings and amortization charges of investee	2,970	—
Amortization of finance costs	851	—
Deferred rent	1,742	—
Deferred revenue	93	—
Equipment lease receivable	1,256	—
Minority interests	329	—
Noncash compensation	266	—
Other noncash expenses, net	108	—
Accrued interest expense on subordinated debt-related party	757	—
Accrued interest income on subordinated debt-related party	—	—
Changes in current assets and liabilities, net of acquisition:
Accounts receivable	(6,713)	—
Inventories	(302)	—
Prepaid expenses and other current assets	530	—
Accounts payable and accrued expenses	3,486	—
Due to manager	2,426	985
Due to Parent	—	3,619
Other	2,078	—

Net cash provided by operating activities	36,693	—
Investing activities
Acquisition of businesses and investments, net of cash acquired	(109,746)	—
Deposits and deferred costs on future acquisitions	(15,429)
Goodwill adjustment	694	—
Purchases of property and equipment	(7,502)	—
Principal proceeds from subordinated loan	914	—

Net cash used in investing activities	(131,069)	—
Financing activities
Proceeds from debt	32,000	—
Proceeds from line of credit facility	700	—
Contributions received from minority shareholders	1,553	—
Distributions paid to shareholders	(29,423)	—
Debt financing costs	(1,674)	—
Distributions paid to minority shareholders	(1,289)	—
Payment of long-term debt	(81)	—
Offering costs paid	(1,934)	—
Change in restricted cash	(551)	—
Payment of notes and capital lease obligations	(1,105)	—

Net cash used in financing activities	(1,804)	—

Effect of exchange rate changes on cash	(373)	—

Net change in cash and cash equivalents	(96,553)	—
Cash and cash equivalents at beginning of period	140,050	—

Cash and cash equivalents at end of period	$43,497	$

Supplemental disclosures of cash flow information:
Income taxes paid	$2,060	$—

Interest paid	$21,757	$—

Acquisition of property and equipment under capital leases	$1,699	$—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
Macquarie Infrastructure Company Trust (the “Trust”), a Delaware statutory trust, was formed on April 13, 2004. Macquarie Infrastructure Company LLC (the “Company”), a Delaware limited liability company, was also formed on April 13, 2004. Prior to December 21, 2004, the Trust was a wholly-owned subsidiary of Macquarie Infrastructure Management (USA) Inc., (“MIMUSA”). MIMUSA is a subsidiary of the Macquarie Group of companies, which is comprised of Macquarie Bank Limited and its subsidiaries and affiliates worldwide. Macquarie Bank Limited is headquartered in Australia and is listed on the Australian Stock Exchange.
The Trust and the Company were formed to own, operate and invest in a diversified group of infrastructure businesses in the United States and other developed countries. In accordance with the Trust Agreement, the Trust is the sole holder of 100% of the LLC interests of the Company and, pursuant to the LLC Agreement, the Company will have outstanding the identical number of LLC interests as the number of outstanding shares of trust stock. The Company is the operating entity with a Board of Directors and other corporate governance responsibilities generally consistent with that of a Delaware corporation.
On December 21, 2004, the Trust and the Company completed an initial public offering (“IPO”), and concurrent private placement, issuing a total of 26,610,000 shares of trust stock at a price of $25.00 per share. Total gross proceeds were $665.3 million, before offering costs and underwriting fees of $51.6 million. MIMUSA purchased two million shares ($50 million) of the total shares issued, through the private placement offering. The majority of the proceeds were used to acquire the Company’s initial infrastructure businesses and investments.
In December 2004, subsequent to the IPO, the Company purchased the following companies:
1)	North America Capital Holding Company (“NACH”) — an airport service business that is an operator of 13 fixed-based operations or FBOs (10 FBOs at acquisition date) which provide fuel, de-icing, aircraft parking, hangar and other services. The FBOs are located in various locations in the United States and the corporate headquarters are in Plano, Texas.

2)	Macquarie Airports North America, Inc. (“MANA”) — an airport service business that is an operator of 5 FBOs and 1 heliport which provides fuel, de-icing, aircraft parking and hangar services, airport management, and other aviation services. The FBOs are located in the northeast and southern regions of the United States and the corporate headquarters are in Baltimore, Maryland.

3)	Macquarie Americas Parking Corporation (“MAPC”) — an airport parking business that provides off-airport parking services as well as ground transportation to and from the parking facilities and the airport terminals. MAPC operates 30 off-airport parking facilities located at 15 major airports throughout the United States and maintains its headquarters in Downey, California.

4)	Macquarie District Energy Holdings, LLC (“MDEH”) — a business that provides district cooling to 98 customers in Chicago, Illinois and provides district heating and cooling to a single customer outside of downtown Chicago and to the Aladdin Resort & Casino located in Las Vegas, Nevada. MDEH maintains its headquarters in Chicago, Illinois.

5)	Macquarie Yorkshire Limited (“MYL”) — an entity that owns a 50% interest in a shadow toll road located in the United Kingdom, pursuant to a concession agreement with the U.K. government.
In December 2004, the Company also purchased an interest in Macquarie Communications Infrastructure Group (“MCG”), an investment vehicle managed by a member of the Macquarie Group that operates an Australian broadcast transmission provider and a provider of broadcast transmission and site leasing infrastructure operated in the U.K. and Republic of Ireland. The Company also purchased an indirect interest in South East Water (“SEW”), a utility company that provides water to households and industrial customers in south-eastern England.

On January 14, 2005, NACH acquired all of the membership interests in General Aviation Holdings, LLC (“GAH”), an entity that operates two FBOs in California. On August 12, 2005, Macquarie FBO Holdings LLC, a wholly owned subsidiary of Macquarie Infrastructure Company Inc. (“MIC Inc.” ), acquired all of the membership interests in Eagle Aviation Resources, Ltd. (“EAR”), a company doing business as Las Vegas Executive Air Terminal.
The airport services, airport parking and district energy businesses are owned by the Company’s wholly-owned subsidiary, MIC Inc. The investments and the business that operates a toll road are owned by the Company through separate Delaware limited liability companies.
2. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
The consolidated balance sheet at December 31, 2004 has been derived from audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.
3. Earnings Per Share
Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

				Period from
		Quarter	Nine Months	April 13, 2004
	Quarter Ended	Ended	Ended	(inception) –
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Weighted average number of shares of trust stock outstanding: basic	27,050,745	100	26,875,416	100
Dilutive effect of restricted stock unit grants	58,044	—	27,427	—

Weighted average number of shares of trust stock outstanding: diluted	27,108,789	100	26,902,843	100

The effect of potentially dilutive shares is calculated by assuming that the restricted stock unit grants issued to our independent directors on May 25, 2005 had been fully converted to shares on that date.
4. Acquisitions
     General Aviation Holdings, LLC
On January 14, 2005, NACH acquired all of the membership interests in GAH, which, through its subsidiaries, operates two FBOs in California, for $50.3 million (including transaction costs and working capital adjustments). The acquisition was paid for in cash through additional long-term debt borrowings of $32.0 million under NACH’s existing debt facility with the remainder funded by proceeds from the IPO.
NACH paid fees to the Macquarie Group for advisory services of $1.1 million, debt arranging services of $160,000 and equity and debt underwriting services of $913,000 provided in connection with the acquisition. The advisory fees have been capitalized and are included as part of the purchase price of the acquisition. The debt arranging fees have been deferred and amortized over the life of the relevant debt facility. The equity and debt underwriting fees have been expensed.
The acquisition has been accounted for under the purchase method of accounting. The results of operations of GAH are included in the accompanying consolidated condensed statement of operations since January 15, 2005.
The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$1,976
Property, equipment, and leasehold improvements	12,680
Intangible assets:
Customer relationships	1,100
Airport contract rights	18,800
Non-compete agreements	1,100
Goodwill	15,519

Total assets acquired	51,175
Current liabilities	882

Net assets acquired	$50,293

The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The airport contract rights are being amortized on a straight-line basis over their estimated useful lives ranging from 20 to 30 years.
The Company allocated $1.1 million of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a 9 year period.
The pro forma impact of GAH on the consolidated results is not significant and, therefore, this pro forma impact has not been presented.
     Eagle Aviation Resources, Ltd.
On August 12, 2005, Macquarie FBO Holdings LLC, a wholly owned subsidiary of MIC Inc., acquired all of the membership interests in EAR, a Nevada limited liability company doing business as Las Vegas Executive Air Terminal, for $59.8 million (including transaction costs and working capital adjustments). The acquisition was paid for in cash, funded by proceeds from the IPO.
Macquarie FBO Holdings LLC paid fees to the Macquarie Group for advisory services of $1.0 million in connection with the acquisition. The advisory fees have been capitalized and are included as part of the purchase price of the acquisition.
The acquisition has been accounted for under the purchase method of accounting. The results of operations of EAR are included in the accompanying consolidated condensed statement of operations since August 13, 2005.
The preliminary allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$2,264
Property, equipment, and leasehold improvements	14,465
Intangible assets:
Airport contract rights	45,047

Total assets acquired	61,776
Current liabilities	1,936

Net assets acquired	$59,840

The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The airport contract rights are being amortized on a straight-line basis over an estimated useful life of 20 years.
The pro forma effect of EAR on the consolidated results, had the transaction occurred on January 1, 2005, would have been to increase net income by $239,000 and $3.4 million, respectively, for the quarter and nine months ended September 30, 2005.

     The Gas Company
On August 17, 2005, the Company, through a wholly-owned subsidiary, entered into a joinder agreement with k1 Ventures Limited, K-1 HGC Investment, L.L.C. (together with k1 Ventures, the “K1 Parties”), and Macquarie Investment Holdings Inc. (“MIHI”) and a related assignment agreement with MIHI. Under these agreements, the Company’s wholly-owned subsidiary assumed all of MIHI’s rights and obligations as a Buyer under a purchase agreement between MIHI and the K1 Parties for no additional consideration other than providing MIHI with an indemnification for the liabilities, cost and expenses it has incurred as “Buyer” under the purchase agreement. The purchase agreement provides for the acquisition by the Buyer of, at the option of k1 Ventures, either 100% of the interests in HGC Investment or 100% of the membership interests of HGC Holdings, L.L.C.
HGC Investment owns a 99.9% non-managing membership interest in HGC Holdings, a Hawaii limited liability company, and has the right to acquire the remaining membership interest in HGC Holdings. HGC Holdings is the sole member of The Gas Company, L.L.C., a Hawaii limited liability company which owns and operates the sole regulated gas distribution business in Hawaii as well as a propane sales and distribution business in Hawaii.
The purchase agreement provides for the payment in cash of a base purchase price of $238 million (subject to working capital and capital expenditure adjustments) with no assumed interest-bearing debt. The Company currently expects working capital and capital expenditure adjustments to add approximately $12 million to the total purchase price. In addition to the purchase price, it is anticipated that approximately a further $9 million will be paid to cover transaction costs. The Company expects to finance the acquisition, including an initial up-front deposit of $12.2 million, with $160 million of future subsidiary level debt and the remainder from proceeds from a refinancing of the airport services segment currently underway or other sources of available cash. Absent an intervening use for the proceeds from the refinancing of the Company’s airport services segment, the Company does not intend to issue equity in the public markets to complete the acquisition of The Gas Company.
Due to the regulatory and other approvals required to complete the transaction, the Company does not expect to be able to close the transaction prior to late in the second quarter or third quarter of 2006.
Macquarie Securities (USA) Inc. (“MSUSA”) is acting as financial advisor to the Company on the transaction, including in connection with the debt financing arrangements. MIHI and MSUSA are both subsidiaries of Macquarie Bank Limited, the parent company of the Company’s Manager.
5. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements consists of the following (in thousands):

	September 30, 2005
	(unaudited)	December 31, 2004

Land	$50,080	$47,017
Easements	5,624	5,624
Buildings	31,049	30,337
Leasehold and land improvements	88,657	61,187
Machinery and equipment	129,338	125,679
Furniture and fixtures	1,811	1,247
Construction in progress	13,161	12,178
Property held for future use	1,197	1,317
Other	830	528

	321,747	285,114
Less: Accumulated depreciation	(10,451)	(370)

Property, equipment, land and leasehold improvements, net	$311,296	$284,744

6. Intangible Assets
Intangible assets consists of the following (in thousands):

		September 30, 2005
		(unaudited)		December 31, 2004
	Weighted
	Average Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Value	Amortization	Value	Amortization
Contractual arrangements	35.7	$244,335	$5,101	$180,491	$179
Non-compete agreements	2.5	7,166	2,248	6,066	49
Customer relationships	10.3	25,591	2,133	24,490	34
Leasehold rights	16.3	6,510	546	6,758	17
Trade names	Indefinite	28,559	—	28,559	—
Domain names	Indefinite	7,987	—	7,987	—
Technology	5.0	460	71	460	2

		$320,608	$10,099	$254,811	$281

Amortization expense for the quarter and nine months ended September 30, 2005 totaled $3.5 million and $9.8 million, respectively.
7. Long Term Debt
The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. The Company currently has no indebtedness at the MIC LLC, Trust or MIC Inc. level.
Long-term debt consisted of the following (in thousands):

	September 30, 2005
	(unaudited)	December 31, 2004

MDE senior notes (1)	$120,000	$120,000
NACH class A notes	29,623	23,500
NACH class B notes	130,877	105,000
MANA senior debt	36,000	36,000
MAPC loan payable	125,976	126,000
MAPC loan payable	4,622	4,668
MAPC loan payable	2,243	—

	449,341	415,168
Less: current portion	97	94

Long-term portion	$449,244	$415,074

(1)	Macquarie District Energy, Inc. (“MDE”) is a wholly owned subsidiary of MDEH.
Macquarie Bank Limited provided $51.4 million of term loan financing to NACH. On June 30, 2005, Macquarie Bank Limited sold down a portion of this loan to other banks and as a result, as of September 30, 2005, Macquarie Bank Limited’s term loan to NACH was $25.4 million, which is included in NACH’s long-term debt. Interest paid on Macquarie Bank Limited’s portion of this loan for the quarter and nine months ended September 30, 2005 was $423,000 and $1.9 million, respectively, and has been included in interest expense in the accompanying consolidated condensed statement of operations.
On January 14, 2005, NACH borrowed an additional $32.0 million from its credit facility, in connection with the acquisition of GAH. Financing costs of $244,000 were paid by NACH in January 2005 to Macquarie Bank Limited in relation to these additional borrowings. These financing costs are included in Other assets – other, in the accompanying consolidated condensed balance sheet and are amortized over the life of the long-term debt.
8. Comprehensive Income
The Company follows the requirements of FASB Statement No. 130, Reporting Comprehensive Income, for the reporting and display of comprehensive income and its components. FASB Statement No. 130 requires unrealized gains or losses on the Company’s available for sale securities, foreign currency translation adjustments and change in fair value of derivatives to be included in other comprehensive (loss) income.
Total comprehensive (loss) income for the quarter and nine months ended September 30, 2005 was $(3.9) million and $3.8 million, respectively. These amounts are included in the accumulated other comprehensive (loss) income on the Company’s consolidated condensed balance sheet as of September 30, 2005. The difference between net income of $1.3 million for the quarter ended September 30, 2005 and comprehensive loss is primarily attributable to an increase in the fair value of derivatives of $300,000, offset by both an unrealized loss on marketable securities of $4.7 million and foreign currency translation adjustments of $800,000. The difference between net income of $6.9 million for the nine months ended September 30, 2005 and comprehensive income is primarily attributable to an unrealized gain on marketable securities of $5.1 million and an increase in fair value of derivatives of $2.0 million, offset by foreign currency translation adjustments of $10.2 million.
9. Stockholders’ Equity
The Trust is authorized to issue 500,000,000 shares of trust stock, and the Company is authorized to issue a corresponding number of LLC interests. Unless the Trust is dissolved, it must remain the sole holder of 100% of the Company’s LLC interests and, at all times, the Company will have the identical number of LLC interests outstanding as shares of trust stock. Each share of trust stock represents an undivided beneficial interest in the Trust, and each share of trust stock corresponds to one underlying LLC interest in the Company. Each outstanding share of the trust stock is entitled to one vote for each share on any matter with respect to which members of the Company are entitled to vote.
10. Reportable Segments
The Company’s operations are now classified into three reportable business segments: airport services business, airport parking business, and district energy business. All of the business segments are managed separately. Prior to the current quarter, the airport services business consisted of two reportable segments, Atlantic and AvPorts. These businesses are currently being integrated and managed together. Therefore, they are now combined into a single reportable segment. Results for prior periods have been restated to reflect the new combined segment.
The airport services business reportable segment principally derives income from fuel sales and from airport services. Airport services revenue includes fuel, de-icing, aircraft parking, airport management and other aviation services. All of the revenue of the airport services business is derived in the United States. The airport services business operated 18 FBOs and one heliport and managed six airports under management contracts as of September 30, 2005.
The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of off-airport parking and ground transportation to and from the parking facilities and the airport terminals. At September 30, 2005, the airport parking business operated 25 off-airport parking facilities located in California, Arizona, Colorado, Texas, Georgia, Tennessee, Missouri, Pennsylvania, Connecticut, New York, New Jersey and Illinois.
The revenue from the District Energy Business reportable segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity charge revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the Company’s various customers. The Company provides such services to buildings throughout the greater Chicago area and to the Aladdin Resort and Casino and shopping mall located in Las Vegas, Nevada.
Selected information by reportable segment is presented in the following tables (in thousands):

	Quarter Ended September 30, 2005
	(unaudited)
	Airport Services	Airport Parking	District Energy	Total
Revenue from Product Sales
Fuel sales	$36,298	$—	$—	$36,298

	36,298	—	—	36,298

Service Revenue
Other services	13,416	—	500	13,916
Cooling capacity revenue	—	—	4,179	4,179
Cooling consumption revenue	—	—	9,762	9,762
Parking services	—	14,460	—	14,460

	13,416	14,460	14,441	42,317

Financing and Lease Income
Financing and equipment lease	—	—	1,320	1,320

	—	—	1,320	1,320

Total Revenue	$49,714	$14,460	$15,761	$79,935

					At September 30, 2005
					(unaudited)
	Quarter Ended September 30, 2005				Property,
	(unaudited)				Equipment, Land
	Segment	Interest	Depreciation/	Capital	and Leasehold	Total
	Profit (1)	Expense	Amortization(2)	Expenditures(3)	Improvements	Assets
Airport Services	$26,286	$3,357	$4,050	$1,214	$91,538	$522,581
Airport Parking	3,666	2,303	1,164	3,115	71,605	230,550
District Energy	5,355	2,127	1,775	127	148,153	251,625

Total	$35,307	$7,787	$6,989	$4,456	$311,296	$1,004,756

The above table does not include financial data for our equity and cost investments.

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $555,000 and $1.4 million, respectively, are included in cost of sales for the quarter ended September 30, 2005.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

(3)	Includes acquisition of property and equipment under capital leases of $300,000.
Reconciliation of total reportable segment assets to total consolidated assets at September 30, 2005 (in thousands):

Total assets of reportable segments	$1,004,756
Equity and cost investments:
Investment in Yorkshire Link	70,039
Investment in SEW	36,338
Investment in MCG	74,862
Corporate and other	277,194
Less: Consolidation entries	(234,972)

Total consolidated assets	$1,228,217

Reconciliation of total reportable segment profit to total consolidated income before income taxes and minority interests for the periods ended September 30, 2005 (in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Total reportable segment profit	$35,307	$99,782
Selling, general and administrative expenses	(21,243)	(59,147)
Fees to manager	(2,609)	(6,761)
Depreciation and amortization (1)	(5,004)	(14,071)

	6,451	19,803
Other expense, net	(4,949)	(11,816)

Total consolidated income before income taxes and minority interests	1,502	7,987

(1)	Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.

	Nine Months Ended September 30, 2005
	(unaudited)
		Airport	District
	Airport Services	Parking	Energy	Total
Revenue from Product Sales
Fuel sales	$100,928	$—	$—	$100,928

	100,928	—	—	100,928

Service Revenue
Other services	40,509	—	1,552	42,061
Cooling capacity revenue	—	—	12,365	12,365
Cooling consumption revenue	—	—	16,798	16,798
Parking services	—	42,044	—	42,044

	40,509	42,044	30,715	113,268

Financing and Lease Income
Financing and equipment lease	—	—	3,993	3,993

	—	—	3,993	3,993
Total Revenue	$141,437	$42,044	$34,708	$218,189

Financial data by reportable business segments (in thousands):

	Nine Months Ended September 30, 2005
	(unaudited)
	Segment	Interest	Depreciation/	Capital
	Profit(1)	Expense	Amortization(2)	Expenditures(3)
Airport Services	$77,103	$10,183	$11,221	$3,592
Airport Parking	10,956	6,722	3,431	4,827
District Energy	11,723	6,399	5,289	782

Total	$99,782	$23,304	$19,941	$9,201

The above table does not include financial data for our equity and cost investments.

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $1.6 million and $4.2 million, respectively, are included in cost of sales.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

(3)	Includes acquisition of property and equipment under capital leases of $1.7 million.
11. Related Party Transactions
Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (“MIMUSA”)
The Company entered into a management services agreement (“Management Agreement”) with MIMUSA dated December 21, 2004 pursuant to which MIMUSA manages the Company’s day-to-day operations and oversees the management teams of the Company’s operating businesses. In addition, MIMUSA has seconded a Chief Executive Officer and a Chief Financial Officer to the Company and makes other personnel available as required.
In accordance with the Management Agreement, MIMUSA is entitled to a quarterly base management fee based primarily on the Trust’s market capitalization and a performance fee, as defined, based on the performance of the trust stock relative to a weighted average of two benchmarks, a U.S. utilities index and a European utilities index, weighted in proportion to the Company’s equity investments. For the quarter and nine months ended September 30, 2005, base management fees of $2.6 million and $6.7 million, respectively, were payable to MIMUSA. There were no performance fees payable to MIMUSA for these periods.
On April 19, 2005, the Company issued 433,001 shares of trust stock to MIMUSA as consideration for the $12.1 million performance fee due for the fiscal quarter ended December 31, 2004.

During the nine months ended September 30, 2005, MIMUSA has charged the Company $298,000 for reimbursement of out of pocket expenses.
Advisory and Other Services from the Macquarie Group and its Affiliates
During the nine months ended September 30, 2005, the Macquarie Group, through its wholly-owned group company, Macquarie Securities (USA) Inc., provided various advisory services and incurred expenses in connection with the acquisitions of GAH (and the associated debt required for this acquisition) and EAR. Details on the amounts paid to the Macquarie Group in connection with these services are disclosed in Note 4. Macquarie Securities (USA) Inc. has also been engaged by the Company and its subsidiaries in connection with various on-going transactions for which no fees had been paid as of September 30, 2005. Fees paid to the Macquarie Group subsequent to September 30, 2005, have been disclosed in Note 15.
The Company and its airport services and airport parking businesses pay fees for employee consulting services to the Detroit and Canada Tunnel Corporation, which is owned by an entity managed by the Macquarie Group. Fees paid for the quarter and nine months ended September 30, 2005 were $50,000 and $147,000, respectively.
Related Party Loans
Macquarie Bank Limited has extended a loan to a subsidiary within our group. Details on this loan are disclosed in Note 7.
Derivative Instruments and Hedging Activities
The Company, through its limited liability subsidiaries, has entered into foreign-exchange related derivative instruments with Macquarie Bank Limited to manage its exchange rate exposure on its future cash flows from its non-US investments.
During the nine months ended September 30, 2005, South East Water LLC paid £1.4 million to Macquarie Bank Limited and received $2.7 million which closed out a forward contract between the parties. As of September 30, 2005, South East Water LLC has three other forward contracts with Macquarie Bank Limited.
During the same period, Macquarie Yorkshire LLC paid £1.5 million to Macquarie Bank Limited and received $2.8 million which closed out a forward contract between the parties. As of September 30, 2005 Macquarie Yorkshire LLC has four other forward contracts with Macquarie Bank Limited.
On August 18, 2005, MIC Inc. entered into two interest rate swaps with Macquarie Bank Limited to manage its future interest rate exposure. The effective date of the swaps are August 31, 2006 and no payments or receipts have arisen in relation to these swaps, during the nine months ended September 30, 2005.
12. Income Taxes
Macquarie Infrastructure Company Trust is classified as a grantor trust for U.S. federal income tax purposes, and therefore is not subject to income taxes. The Company is treated as a partnership for U.S. federal income tax purposes and is also not subject to income taxes. MIC Inc. and its wholly-owned subsidiaries are subject to income taxes.
Consolidated pre-tax income for the nine months ended September 30, 2005 was $8.0 million. The Company accounted for $7.4 million of total pre-tax income. As a partnership for U.S. federal income tax purposes, this income is not subject to income taxes.
The remaining $623,000 of pre-tax income was generated by MIC Inc. and its subsidiaries and is subject to income taxes. The Company records its income taxes in accordance with SFAS 109 “Accounting for Income Taxes.”
The Company expects to incur a net operating loss for federal consolidated return purposes, as well as certain states that provide for consolidated returns, for the year ended December 31, 2005. Due to the uncertainty of being able to utilize the projected federal and state consolidated 2005 losses, the Company has provided a full valuation allowance against all net operating losses. However, the Company has two subsidiaries that expect to generate taxable income for the year ended December 31, 2005, on a separate company basis. As such, a state tax provision of approximately $799,000 has been recorded for separate company state taxes, on a separate company pre-tax income of $8.0 million for the nine months ended September 30, 2005. The Company’s net effective rate of 10.0% for the nine months ended September 30, 2005 is primarily due to the benefit of the Company’s pre-tax income of $7.4 million not being subject to income taxes less the state tax provision on separate company book income of certain separate entities within MIC Inc.

13. Legal Proceedings and Contingencies
Please see the legal proceedings described for the quarterly period ended June 30, 2005 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There were no material changes during the quarter ended September 30, 2005.
14. Dividends
On May 14, 2005, our board of directors declared a dividend of $0.50 per share for the quarter ended March 31, 2005 and an additional dividend of $0.0877 per share for the period ended December 31, 2004. The dividend payments were made on June 7, 2005 to holders of record on June 2, 2005. On August 8, 2005, our board of directors declared a dividend of $0.50 per share for the quarter ended June 30, 2005. The dividend payment was made on September 9, 2005 to holders of record on September 6, 2005.
15. Subsequent Events
Dividends
On November 7, 2005, our board of directors declared a dividend of $0.50 per share for the quarter ended September 30, 2005, payable on December 9, 2005 to holders of record on December 6, 2005.
Acquisitions
On October 3, 2005, the Company, through a majority-owned subsidiary, completed the acquisition of real property and personal and intangible assets related to six off-airport parking facilities. The acquisition was completed pursuant to two agreements for sale and purchase of property executed on August 2, 2005, the first with Airport Properties LLC, SunPark, Inc., SunPark Houston Acquisition Corp., SunPark Oklahoma Acquisition Corp., Airpark St. Louis Corp. and St. Louis Airport Property, LLC and the second with CSFB 1999-C1 Edmundson Parking, LLC. These six off-airport parking facilities are collectively referred to as SunPark.
The total cash purchase price for SunPark was $64.9 million, plus approximately $4 million of acquisition costs (including pre-funded reserves) and $1.0 million of pre-funded capital expenditures. The transaction was financed through $48.8 million of new non-recourse debt facility at the subsidiary level, $19.1 million of cash contributed by the Company, $1.0 million of cash contributed by minority shareholders in the Company’s parking business and $1.0 million cash from the business.
In addition, on October 26, 2005, the Company acquired certain real property at a facility located in Maricopa, Arizona. The property had been leased by the Company’s off-airport parking business in 2004 with an option to buy. The total cash purchase price of $4.2 million was financed through $2.8 million of additional borrowings under the non-recourse debt facility referred to above, $1.3 million of cash contributed by the Company and $70,000 of cash contributed by minority shareholders in the Company’s parking business.
The minority shareholders did not contribute their full pro rata share of capital related to the acquisitions. As a result, the Company’s ownership interest in the off-airport parking business increased from 87.1% to 87.9%.
The Company’s off-airport parking business established a non-recourse debt facility on October 3, 2005 under a credit agreement between GMAC Commercial Mortgage Corporation and a subsidiary within the Company’s off-airport parking business to fund the SunPark acquisition. The SunPark debt facility provided funding in the form of term loans with a three year term and two additional one year extensions at the borrower’s option subject to meeting certain covenants. Amounts outstanding under the facility bear interest at the rate of 2.75% over LIBOR per annum during the first three years, increasing by 0.20% per annum in connection with each one-year extension. An additional $10.0 million of borrowings were initially available under the facility to fund the acquisition of additional airport parking facilities. Of this additional availability, $2.8 million was drawn on October 26, 2005 to fund the acquisition of the Maricopa facility. The SunPark debt facility is secured by all of the real property and other assets of SunPark and the Maricopa facility.
The Company entered into an interest rate cap agreement which effectively caps the LIBOR portion of the interest rate on the SunPark facility at 4.48% for any amounts borrowed under the facility.
The credit facility contains various provisions customary for credit facilities of this size and type, including representations, warranties and covenants with respect to the business. In particular, the borrower is required to maintain a net worth of $20.0 million and liquidity of $1.0 million. In addition, the borrower is required to maintain various reserves totaling $522,000, which were fully funded at closing. The agreement provides for a cash lock-up in an event of default.
Macquarie Securities (USA) Inc. acted as financial advisor to the Company in connection with the SunPark acquisition and debt financing for which it received a fee of $1.0 million plus nominal expenses.
Revolving Credit Facility
On November 11, 2005, MIC Inc. entered into a $250 million revolving credit facility with Citicorp North America Inc (as lender and administrative agent), Citibank NA, Merrill Lynch Capital Corporation, Credit Suisse, Cayman Islands Branch and Macquarie Bank Limited. MIC Inc.’s obligations under the revolving facility are guaranteed by the Company and secured by a pledge of the equity of all current and future direct subsidiaries of MIC Inc. and the Company. No amounts have been borrowed under this facility to date. The terms and conditions for the revolving facility include events of default and representations and warranties that are generally customary for a facility of this type. In addition, the revolving facility includes an event of default should the Manager or another affiliate of Macquarie Bank Limited cease to act as manager. The Company intends to use the revolving facility to fund acquisitions, capital expenditures and to a limited extent working capital.
Macquarie Securities (USA) Inc, an affiliate of our Manager, advised us in relation to the establishment of the revolving facility and will receive fees of $625,000. Macquarie Bank Limited, also an affiliate of the Manager, has provided a commitment for $100 million of the revolving facility on the same terms as the non-affiliated participants. Each of Citicorp North America Inc, Merrill Lynch Capital Corporation and Credit Suisse, Cayman Islands Branch provided commitments of $50 million.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Predecessor to Macquarie Infrastructure Company Trust and Successor to Executive Air Support, Inc.)
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
For the periods January 1, 2004 through July 29, 2004 and July 30, 2004 through September 30, 2004
(Unaudited)
($ in thousands)

		Predecessor
	Successor	Executive Air
	North America Capital	Support,
	Holding Company	Inc.
	July 30, 2004 through	January 1, 2004
	September 30, 2004	through July 29, 2004

Revenue
Fuel revenue	$12,690	$41,146
Service revenue	3,646	14,616

Total revenue	16,336	55,762
Cost of revenue — fuel	6,830	21,068
Cost of revenue — service	358	1,428

Gross profit	9,148	33,266
Selling, general, and administrative expenses	5,871	22,378
Depreciation and amortization	1,448	2,226

Operating profit	1,829	8,662
Other expense:
Other expense	1,288	5,135
Interest expense, net	1,070	4,638

Loss before income taxes	(529)	(1,111)
Benefit for income taxes	(176)	(597)

Loss from operations	(353)	(514)
Income from discontinued operations	—	159

Net loss	(353)	(355)

Net loss applicable to common stockholders:
Net loss	$(353)	$(355)
Less: Preferred stock dividends	—	(3,102)

Net loss applicable to common stockholders	$(353)	$(3,457)

See accompanying note to the consolidated condensed financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Predecessor to Macquarie Infrastructure Company Trust and Successor to Executive Air Support, Inc.)
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
For the periods January 1, 2004 through July 29, 2004 and July 30, 2004 through September 30, 2004
(Unaudited)
($ in thousands)

	Successor
	North America	Predecessor
	Capital Holding	Executive Air
	Company	Support, Inc.
	July 30, 2004	January 1, 2004
	through September	through July 29,
	30, 2004	2004

Cash flows from operating activities:
Net loss	$(353)	$(355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Fair value adjustment for outstanding warrant liability	—	5,280
Depreciation and amortization	1,448	2,226
Non-cash interest expense and other	—	2,761
Deferred taxes	(263)	(953)
Changes in assets and liabilities:
Accounts receivable	(295)	(127)
Inventories	(73)	3
Prepaid expenses and other	108	1,048
Liabilities from discontinued operations	10	(131)
Accounts payable	(129)	572
Accrued payroll, environmental liabilities, interest, and other	(346)	191
Customer deposits and deferred hanger rent	(40)	24
Intercompany receivable from parent company	—	(734)
Income tax receivable/payable	89	(2,048)

Net cash provided by operating activities	156	7,757

Cash flows from investing activities:
Purchase of Executive Air Support	(213,758)	—
Funds received on July 29, 2004 for option and warrant payments made on July 30, 2004	(6,015)	6,015
Capital expenditures	(1,081)	(3,049)
Collections on note receivable from sale of division	24	45

Net cash (used in) provided by investing activities	(220,830)	3,011

Cash flows from financing activities:
Proceeds from issuance of common stock	90,855	—
Proceeds from issuance of preferred stock	918	—
Borrowing on short-term debt	131,270	—
Net advances to related parties	54	—
Deferred financing costs	(20)	—
Repayment of short-term note	—	(2,354)
Payment on capital lease obligations	(60)	(325)
Payments under revolving credit agreement	—	(1,000)
Repayment on subordinated debt	—	(17,850)
Repayments of borrowings under bank term loans	—	(17,753)
Purchase of common stock warrants	—	(7,525)
Termination of interest rate swap	—	(670)
Deemed capital contribution from parent company for debt and warrant payments	—	41,736

Net cash provided by (used in) financing activities	223,017	(5,741)
Net increase in cash and cash equivalents	2,343	5,027
Cash and cash equivalents, beginning of period	—	2,438

Cash and cash equivalents, end of period	$2,343	$7,465

Supplementary disclosure of cash flow information:
Cash paid during the period for:
Interest	10	2,550
Income taxes	—	2,601
Acquisition costs paid by related party	1,500	—
See accompanying note to the consolidated condensed financial statements.

NOTE TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
North America Capital Holding Company is the predecessor company to Macquarie Infrastructure Company Trust and is the successor to Executive Air Support, Inc. In accordance with SEC disclosure requirements we have included a consolidated condensed statement of operations and a consolidated condensed statement of cash flows for the periods January 1, 2004 through July 29, 2004 (Executive Air Support, Inc.) and July 30, 2004 through September 30, 2004 (North America Capital Holding Company). We have omitted all financial notes relating to these accompanying statements, as such information can be found in the previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.
Except as otherwise specified, “Macquarie Infrastructure Company,” “we,” “us,” and “our” refer to both the Trust and the Company and its subsidiaries together. Macquarie Infrastructure Management (USA) Inc., which we refer to as our Manager or MIMUSA, is part of the Macquarie group of companies, which we refer to as the Macquarie Group, which comprises Macquarie Bank Limited and its subsidiaries and affiliates worldwide. Macquarie Bank Limited is headquartered in Australia and is listed on the Australian Stock Exchange.
GENERAL
Macquarie Infrastructure Company Trust (the “Trust”), a Delaware statutory trust, was formed on April 13, 2004. Macquarie Infrastructure Company LLC (the “Company”), a Delaware limited liability company, was also formed on April 13, 2004. The Trust is the sole holder of 100% of the LLC interests of the Company. Prior to December 21, 2004, the Trust was a wholly-owned subsidiary of MIMUSA.
We own, operate and invest in a diversified group of infrastructure businesses, which are businesses that provide basic, everyday services, such as parking, roads and water, through long-life physical assets. These infrastructure businesses generally operate in sectors with limited competition and high barriers to entry. As a result, they have sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.
We are dependent upon cash distributions from our businesses and investments to meet our corporate overhead and management fee expenses and to pay dividends. We expect to receive dividends from our airport services business, airport parking business and district energy business through our directly owned holding company Macquarie Infrastructure Company Inc. (“MIC Inc.”) for all of our businesses based in the United States. We will receive interest and principal on our subordinated loans to, and dividends from, our toll road business and dividends from our investments in Macquarie Communications Infrastructure Group (“MCG”) and South East Water (“SEW”) through directly owned holding companies that we have formed to hold our interest in each business and investment.
Distributions received from our businesses and investments net of taxes, are available first to meet management fees and corporate overhead expenses then to fund dividend payments by the Company to the Trust for payment to holders of trust stock. Base and performance management fees payable to our Manager are allocated between the Company and the directly owned subsidiaries based on the Company’s internal allocation policy.
On May 14, 2005 our Board of Directors declared a dividend of $0.50 per share for the quarter ended March 31, 2005, and an additional dividend of $0.0877 per share for the period ended December 31, 2004. The dividend payments were made on June 7, 2005 to holders of record on June 2, 2005. On August 8, 2005, our Board of Directors declared a dividend of $0.50 per share for the quarter ended June 30, 2005. The dividend payments were made on September 9, 2005 to holders of record on September 6, 2005. Additionally, on November 7, 2005, our Board of Directors declared a dividend of $0.50 per share for the quarter ended September 30, 2005, payable on December 9, 2005 to holders of record on December 6, 2005.
Tax Treatment of Distributions
At the time of our initial public offering (“IPO”), we anticipated that substantially all of the portion of our regular distributions that are treated as dividends for US federal income tax purposes should qualify for taxation at the lower US federal income tax rate currently applicable to qualified dividend income (currently a maximum of 15%). We now anticipate that in 2005 substantially all of the distributions from MIC Inc. to the Company, the Trust and ultimately the holders of our trust stock are likely to be treated as return of capital for US federal income tax purposes rather than as qualified dividend income. Distributions to holders of our trust stock that are treated as return of capital for US federal income tax purposes are generally not taxable in the hands of holders to the extent that the total amount of such distributions received does not exceed the holders tax basis in the trust stock. Instead such distributions that are not in excess of the holder’s tax basis in the trust stock will reduce such holder’s tax basis in the trust stock resulting in more capital gain or less capital loss upon ultimate disposal of the trust stock. We currently estimate that distributions from MIC Inc. will be between $20 million and $30 million in 2005, representing from 45% to 55% of the total distributions expected to be received by the Company from our businesses and investments in calendar year 2005. In addition, we expect that the dividends we have received from SEW in 2005 amounting to $8.5 million, estimated to be between 15% and 20% of these total distributions, will not qualify for the reduced tax rates applicable to qualified dividend income. As a consequence, we anticipate that the portion of our distributions for 2005 that are treated as dividends for US federal income tax purposes will be lower than expected, and that the portion of our distributions that will be treated as return of capital for US federal income tax purposes will be higher than expected. We further expect that the portion of our distributions that are treated as dividends for US federal income tax purposes and characterized as qualified dividend income will be lower than expected (while still comprising a majority of the portion of our distributions treated as dividends for US federal income tax purposes).
Beyond 2005, the portion of our distributions that will be treated as dividends or return of capital for US federal income tax purposes is subject to a number of uncertainties. We currently anticipate that substantially all of the portion of our regular distributions that are treated as dividends for US federal income tax purposes should be characterized as qualified dividend income.
The IPO and Completed Acquisitions
On December 21, 2004, we completed our IPO and concurrent private placement, issuing a total of 26,610,000 shares of trust stock at a price of $25.00 per share. Total gross proceeds were $665.3 million before offering costs and underwriting fees of $51.6 million. MIMUSA purchased two million shares ($50 million) of the total shares outstanding, through a private placement. The majority of the proceeds were used to acquire our initial infrastructure businesses and investment.
We acquired our airport services, district energy and toll road businesses and made our investments in SEW and MCG on December 22, 2004 and acquired our airport parking business on December 23, 2004. These acquisitions were effected by purchasing the shares of North America Capital Holding Company (“NACH”), Macquarie Airports North America, Inc. (“MANA”), Macquarie District Energy Holdings, LLC (“MDEH”), Macquarie Americas Parking Corporation (“MAPC”), Macquarie Yorkshire Limited (“MYL”), stapled securities in MCG and ordinary shares and Preferred Equity Certificates, or PECs, in Macquarie Luxembourg. On January 14, 2005 we acquired General Aviation Holdings, LLC (“GAH”), which became a subsidiary of NACH. Consequently, the results of GAH from the date of its acquisition are reflected in NACH’s results of operations for the quarter and nine months ended September 30, 2005. On August 12, 2005, Macquarie FBO Holdings, LLC , a wholly owned subsidiary of MIC Inc., acquired all of the membership interests in Eagle Aviation Resources, Ltd. (“EAR”), a Nevada limited liability company doing business as Las Vegas Executive Air Terminal. Consequently, the results of EAR from the date of its acquisition are reflected in the airport services business’ results of operations for the quarter and nine months ended September 30, 2005.
The purchases of our airport services, airport parking and district energy businesses were recorded by us using the purchase method of accounting, due to our ability to control each business. MCG is accounted for as an available for sale investment and SEW is recorded under the cost method of accounting. Macquarie Yorkshire, through its 50% ownership of Connect M1-A1 Holdings Limited, or CHL, effectively owns 50% of Connect M1-A1 Limited. Our investment in CHL is accounted for under the equity method of accounting.
Pending Acquisitions
On August 17, 2005, we entered into a joinder agreement with k1 Ventures Limited, K-1 HGC Investment, L.L.C. (together with k1 Ventures, the “K1 Parties”), and Macquarie Investment Holdings Inc. (“MIHI”) and a related assignment agreement with MIHI. Under these agreements, we assumed all of MIHI’s rights and obligations as a Buyer under a purchase agreement between MIHI and the K1 Parties for no additional consideration other than providing MIHI with an indemnification for the liabilities, cost and expenses it has incurred as “Buyer” under the purchase agreement. The purchase agreement provides for the acquisition by the Buyer of, at the option of k1 Ventures, either 100% of the interests in HGC Investment or 100% of the membership interests of HGC Holdings, L.L.C.
HGC Investment owns a 99.9% non-managing membership interest in HGC Holdings, a Hawaii limited liability company, and has the right to acquire the remaining membership interest in HGC Holdings. HGC Holdings is the sole member of The Gas Company, L.L.C., a Hawaii limited liability company which owns and operates the sole regulated gas distribution business in Hawaii as well as a propane sales and distribution business in Hawaii.
The purchase agreement provides for the payment in cash of a base purchase price of $238 million (subject to working capital and capital expenditure adjustments) with no assumed interest-bearing debt. The Company currently expects working capital and capital expenditure adjustments to add approximately $12 million to the total purchase price. In addition to the purchase price, it is anticipated that approximately a further $9 million will be paid to cover transaction costs. We expect to finance the acquisition, including an initial up-front deposit of $12.2 million, with $160 million of future subsidiary level debt and the remainder from proceeds from the proposed refinancing of our airport services segment discussed below or other sources of available cash. Absent an intervening use for the proceeds from this refinancing, the Company does not intend to issue equity in the public markets to complete the acquisition of The Gas Company.
Due to the regulatory and other approvals required to complete the transaction, we do not expect to be able to close the transaction prior to late in the second quarter or third quarter of 2006. If consummated, we expect that the acquisition would be immediately yield accretive.
The Gas Company has filed an Annual Report of its financial condition for the year ended December 31, 2004 with the Hawaii Public Utilities Commission, or HPUC, which included the following unaudited financial information. We are including this publicly available information because we believe it provides a general understanding of the historical results of The Gas Company. However, we have not independently verified this information. Furthermore, according to the filing this information was produced in conformity with accounting standards for regulated utilities, which may not be consistent with U.S. Generally Accepted Accounting Principles applicable to non-utility businesses.
According to the filing with the HPUC, the regulated gas utility business of The Gas Company produced pre-tax, pre-interest net income of $11.3 million and EBITDA of $15.0 million for the year ended December 31, 2004. The non-utility gas distribution business produced pre-tax, pre-interest net income of $9.5 million for the same period. EBITDA for the non-utility gas distribution business is not presented in the HPUC filing. EBITDA for the gas utility business should not be viewed as an indication of the performance of the non-utility business. Net asset value of the non-regulated gas distribution business was $27.7 million at December 31, 2004, compared to net asset value of the gas utility business of $99.5 million at that date. The above historical financial information should not be taken as an indication of future performance. In particular, we would expect interest expense to increase significantly following our acquisition.
The purchase agreement contains various provisions customary for transactions of this size and type, including representations, warranties and covenants with respect to the business that are subject to customary limitations. Completion of the acquisition depends on a number of conditions being satisfied by October 31, 2006, including approval by the Hawaii Public Utilities Commission of the transaction and the subsidiary level debt financing, numerous contractual consents and the expiration or early termination of any waiting period under the Hart-Scott-Rodino Antitrust Act of 1976, as amended, as well as other customary closing conditions. Failure to obtain financing would not permit us to terminate the purchase agreement. Therefore, if we do not obtain sufficient funding for the transaction, it would be required to pay liquidated damages to the seller as described below.
The purchase agreement provides for the payment of liquidated damages equal to 5% of the base purchase price if the transaction is terminated for breach prior to receipt of regulatory approvals and 10% of the base purchase price if terminated for breach thereafter. In addition, the Company would be obligated to pay a liquidated damages amount equal to 5% of the base purchase price if approval from the Hawaii Public Utilities Commission were not obtained due in whole or substantial part to the Hawaii Public Utilities Commission’s findings regarding the Company’s financial, legal or operational qualifications.
The maximum amount of indemnification payable by either party under the purchase agreement is 75% of the base purchase price, with some exceptions.
Macquarie Securities (USA) Inc. (“MSUSA”) is acting as financial advisor to us on the transaction, including in connection with the debt financing arrangements. MIHI and MSUSA are both subsidiaries of Macquarie Bank Limited, the parent company of the our Manager.

RESULTS OF OPERATIONS
Because we acquired all of our businesses and investments in December, 2004 and thereafter, we cannot provide a comparison between our consolidated results for the quarter and nine months ended September 30, 2005 with any prior period. We have provided a comparison of the results of our operations by business segment for the quarter and nine months ended September 30, 2005 with the results of those businesses and investments (unconsolidated) for the quarter and nine months ended September 30, 2004.
Our consolidated results of operations are summarized below (in thousands):

				Period From
			Nine Months	April 13, 2004
	Quarter Ended	Quarter Ended	Ended	(inception) –
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(unaudited)
Revenue
Revenue from fuel sales	$36,298	$—	$100,928	$—
Service revenue	42,317	—	113,268	—
Financing and equipment lease income	1,320	—	3,993	—

	79,935	—	218,189	—

Costs and expenses
Cost of fuel sales	21,631	—	58,434	—
Cost of services	22,997	—	59,973	—
Selling, general and administrative expenses	21,243	2,023	59,147	4,604
Fees to manager	2,609	—	6,761	—
Depreciation expense	1,506	—	4,253	—
Amortization of intangibles	3,498	—	9,818	—

Operating income (loss)	6,451	(2,023)	19,803	(4,604)

Other income (expense)
Dividend income	116	—	6,300	—
Interest income	893	—	3,252	—
Interest expense	(8,034)	—	(23,303)	—
Equity in earnings and amortization charges of investee	1,954	—	2,468	—
Other income (expense), net	122	—	(533)	—

Net income (loss) before income taxes and minority interests	1,502	(2,023)	7,987	(4,604)
Provision for income taxes	220	—	799	—

Net income (loss) before minority interests	1,282	(2,023)	7,188	(4,604)
Minority interests	(24)	—	329	—

Net income (loss)	$1,306	$(2,023)	$6,859	$(4,604)

We recognized net income of $1.3 million and $6.9 million, respectively, for the quarter and nine months ended September 30, 2005. Our airport services business contributed $1.8 million and $5.0 million, respectively, of net income. We recorded net income of $2.0 million and $2.5 million for the quarter and nine months ended September 30, 2005, respectively, from our 50% equity investment in CHL, net of amortization of $1.2 million and $3.6 million for the same periods.
Our district energy business earned net income of $2.0 million and $1.7 million, respectively, in the quarter and nine months ended September 30, 2005.
Our airport parking business had net losses of approximately $284,000 and $739,000 for the quarter and nine months ended September 30, 2005, respectively.
We also recorded $2.6 million in base management fees earned by our Manager for the quarter ended September 30, 2005. Included in our results is an expense of $1.7 million in the quarter related to an unsuccessful acquisition bid. The cost will be funded from our general corporate reserves established at the IPO.
We have included EBITDA, a non-GAAP financial measure, on both a consolidated basis as well as for each segment as we consider it to be an important measure of our overall performance. We believe EBITDA provides additional insight into the performance of our operating companies and our ability to service our obligations and support our ongoing dividend policy.

A reconciliation of net income (loss) to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is provided below (in thousands):

			Nine Months	April 13, 2004
	Quarter Ended	Quarter Ended	Ended	(inception) –
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(unaudited)
Net income (loss)	$1,306	$(2,023)	$6,859	$(4,604)
Interest expense, net	7,141	—	20,051	—
Income taxes	220	—	799	—
Depreciation (1)	3,491	—	10,123	—
Amortization (2)	3,498	—	9,818	—

EBITDA	$15,656	$(2,023)	$47,650	$(4,604)

(1)	Includes depreciation expense of $2.0 million for the quarter ended September 30, 2005 and $5.9 million for the nine months ended September 30, 2005 for the airport parking business and the district energy business which is included in cost of services on our consolidated condensed statement of operations.

(2)	Does not include $1.2 million and $3.6 million of amortization expense related to intangible assets in connection with our acquisition of our toll road business for the quarter and the nine months ended September 30, 2005, respectively.
BUSINESS SEGMENT OPERATIONS
Airport Services Business
Prior to the current quarter, the airport services business consisted of two reportable segments, Atlantic and AvPorts. These businesses are currently being integrated and managed together. Therefore, they are now combined into a single reportable segment. Results for prior periods have been restated to reflect the new combined segment.
The following section summarizes the historical consolidated financial performance of our airport services business for the quarter and nine months ended September 30, 2005. Information relating to existing locations in 2005 represents the results of our airport services business excluding the results of GAH and EAR. The comparative information under existing locations and total for the quarter and nine months ended September 30, 2004 represent the results of operations of Executive Air Support, Inc., the holding company for our Atlantic business, and MANA, the holding company for our AvPorts business, prior to our acquisition on December 22, 2004. The acquisitions column below and total 2005 quarter and nine months results include the operating results of GAH from the acquisition date of January 14, 2005, and operating results of EAR from the acquisition date of August 12, 2005.
Key Factors Affecting Operating Results
•	Contribution of positive operating results from two new FBOs (GAH) in California acquired in January 2005 and one FBO in Las Vegas acquired in August 2005

•	Higher average dollar per gallon fuel margins at existing locations

•	Continued increases in fuel prices

•	Higher rental income from new hangers

•	No significant effect on our result from recent hurricanes

•	High 2005 first quarter de-icing revenues

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

($ in thousands)	Existing Locations				Acquisitions	Total
(unaudited)	2005	2004	Change		2005	2005	2004	Change
	$	$	$	%	$	$	$	$	%
Fuel revenue	29,452	25,131	4,321	17.2	6,846	36,298	25,131	11,167	44.4
Non-fuel revenue	11,045	9,045	2,000	22.1	2,371	13,416	9,045	4,371	48.3

Total revenue	40,497	34,176	6,321	18.5	9,217	49,714	34,176	15,538	45.5

Cost of revenue—fuel	17,642	13,872	3,770	27.2	3,989	21,631	13,872	7,759	55.9
Cost of revenue—non-fuel	1,538	1,436	102	7.1	259	1,797	1,436	361	25.1

Total cost of revenue	19,180	15,308	3,872	25.3	4,248	23,428	15,308	8,120	53.0

Fuel gross profit	11,810	11,259	551	4.9	2,857	14,667	11,259	3,408	30.3
Non- fuel gross profit	9,507	7,609	1,898	24.9	2,112	11,619	7,609	4,010	52.7

Gross profit	21,317	18,868	2,449	13.0	4,969	26,286	18,868	7,418	39.3

Selling, general and administrative expenses	13,204	14,251	(1,047)	(7.4)	2,622	15,826	14,251	1,575	11.1
Depreciation and amortization	3,025	3,358	(333)	(9.9)	1,025	4,050	3,358	692	20.6

Operating income	5,088	1,259	3,829	304.1	1,322	6,410	1,259	5,151	409.1
Other expense	69	1,118	(1,049)	(93.8)	—	69	1,118	(1,049)	(93.8)
Interest expense, net	2,591	4,493	(1,902)	(42.3)	668	3,259	4,493	(1,234)	(27.5)

Provision (benefit) for income taxes	971	(1,331)	2,302	(173.0)	262	1,233	(1,331)	2,564	(192.6)

Income (loss) from continuing operations(1)	1,457	(3,021)	4,478	148.2	392	1,849	(3,021)	4,870	161.2

Reconciliation of income from continuing operations to EBITDA:

Income (loss) from continuing operations(1)	1,457	(3,021)			392	1,849	(3,021)
Interest expense, net	2,591	4,493			668	3,259	4,493

Provision (benefit) for income taxes	971	(1,331)			262	1,233	(1,331)
Depreciation and amortization	3,025	3,358			1,025	4,050	3,358

EBITDA	8,044	3,499	4,545	129.9	2,347	10,391	3,499	6,892	197.0

(1)	Discontinued operations consist of income from Atlantic’s charter flight business which was sold in 2003.
     Revenue and Gross Profit
Most of our revenue and gross profit is generated through fueling general aviation aircraft at our 19 fixed base operations around the United States. This revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of keeping dollar margins relatively steady, thereby passing any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services. Cost of revenue—non-fuel includes our cost, if any, to provide these services.

The key factors for our revenue and gross profit are fuel volume and dollar margin per gallon. This applies to both fuel and into-plane revenue. Our customers will occasionally move from one category to the other. Therefore, we believe discussing our fuel and non-fuel revenue and gross profit and the related key metrics on a combined basis provides a more meaningful analysis of our airport services business.
Our total revenue and gross profit growth was due to several factors:
•	Inclusion of the results of GAH and EAR from the respective dates of their acquisitions;

•	Rising cost of fuel, which we pass on to customers. To date we have not seen any material negative impact on demand for fuel due to the increases in fuel costs;

•	An increase in average dollar per gallon fuel margins at our existing locations, resulting largely from a higher proportion of transient customers, which generally pay higher margins; and

•	Higher rental income due to new hangars at our Chicago and Burlington locations that opened in 2004 and 2005 respectively.
Our operations at New Orleans, LA and Gulfport, MS were impacted by hurricane Katrina. Some of our hangar and terminal facilities were damaged. However, our results for the quarter were not significantly affected by this or any other recent hurricane. We believe that we have an appropriate level of insurance coverage to repair or rebuild our facilities and to cover us for any business interruption we experience in the near term. We anticipate that combined traffic at these facilities in 2006 may be lower than in 2005 as travel to New Orleans and Gulfport has slowed. However, we believe that this will not have a significant effect on our results overall in 2006 and thereafter.
     Operating Expenses
The decrease in selling, general and administrative expenses for the existing locations is due to transaction costs of $1.2 million incurred by Executive Air Support associated with the sale of the company in July 2004.
The decrease in depreciation and amortization expense at existing locations is primarily due to the expiration in November 2004 of a two year non-compete agreement. This decrease was partially offset by higher amortization expense due to the increase of NACH’s and MANA’s net assets to fair value upon their acquisitions.
     Other Expense
The decrease in other expense is due to $981,000 incurred in 2004 in connection with financing required to partially fund NACH’s acquisition of Atlantic in 2004.

     Interest Expense, Net
The decrease in interest expense was due to Atlantic expensing of unamortized prepaid financing costs and terminating a hedge instrument at the time of acquisition by NACH in July 2004 and the conversion of MANA’s subordinated debt to equity in June 2005. This was partially offset by an increase in overall debt levels approximately 75% of which is hedged as shown in the following table (in thousands).
Total Debt:

	As of September 30,
	2005	2004
Term debt	196,500	36,000
Bridge debt	—	130,000
Subordinated (intercompany) debt	—	12,000
Hedges at September 30, 2005:

	Hedge 1	Hedge 2	Hedge 3	Hedge 4	Hedge 5
Notional Amount	97,500	97,500	22,875	22,875	27,000
Fixed Rate	3.35%	4.57%	3.73%	4.53%	3.55%
Effective Date	Oct 04	Sep 07	Jan 05	Sep 07	Nov 02
Expires	Sep 07	Oct 09	Sep 07	Oct 09	Nov 07
We intend to refinance our two existing debt facilities at our airport services business with a single debt facility. This new debt facility is currently expected to provide for aggregate term loan borrowings of $300 million and a $5 million revolver, of which we would expect to initially draw $301 million. The facility is expected to have a term of 5 years. Amounts borrowed under the facility are expected to bear interest at the rate of 1.75% per annum over LIBOR for the first three years and 2.00% per annum over LIBOR in the fourth and fifth years. Currently our existing debt facilities bear interest at a weighted average margin of 2.75% over LIBOR. We intend to have interest rate swap arrangements in place for a minimum of 75% of the aggregate term loan. See “Liquidity and Capital Resources¯Commitments and Contingencies” for more details on this proposed refinancing.
     EBITDA
The substantial increase in EBITDA from existing locations is due to increased dollar fuel margins combined with the operating and other expenses associated with the sale and financing of NACH’s acquisition of Atlantic in July 2004.
Excluding expenses associated with the sale and financing of NACH’s acquisition of Atlantic in July 2004, EBITDA at existing locations would have increased 41.8%.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

	Existing Locations				Acquisitions	Total
($ in thousands)	2005	2004	Change		2005	2005	2004	Change
(unaudited)	$	$	$	%		$	$	$	%
Fuel revenue	83,982	75,017	8,965	12.0	16,946	100,928	75,017	25,911	34.5
Non-fuel revenue	35,671	30,454	5,217	17.1	4,838	40,509	30,454	10,055	33.0

Total revenue	119,653	105,471	14,182	13.5	21,784	141,437	105,471	35,966	34.1

Cost of revenue-fuel	48,721	39,270	9,451	24.1	9,714	58,435	39,270	19,165	48.8
Cost of revenue non-fuel	5,333	5,019	314	6.3	566	5,899	5,019	880	17.5

Total cost of revenue	54,054	44,289	9,765	22.1	10,280	64,334	44,289	20,045	45.3

Fuel gross profit	35,261	35,747	(486)	(1.4)	7,232	42,493	35,747	6,746	18.9
Non- fuel gross profit	30,338	25,435	4,903	19.3	4,272	34,610	25,435	9,175	36.1

Gross profit	65,599	61,182	4,417	7.2	11,504	77,103	61,182	15,921	26.0

Selling, general and administrative expenses	40,451	40,882	(431)	(1.1)	5,907	46,358	40,882	5,476	13.4
Depreciation and amortization	9,075	8,459	616	7.3	2,146	11,221	8,459	2,762	32.7

Operating income	16,073	11,841	4,232	35.7	3,451	19,524	11,841	7,683	64.9
Other expense	1,015	6,441	(5,426)	(84.2)	—	1,015	6,441	(5,426)	(84.2)
Interest expense, net	8,038	8,453	(415)	4.9	1,915	9,953	8,453	1,500	17.8

Provision (benefit) for income taxes	2,957	(506)	3,463	(684.4)	647	3,604	(506)	4,110	(812.3)

Income from continuing operations	4,063	(2,547)	6,610	259.5	889	4,952	(2,547)	7,499	294.4

Reconciliation of income from continuing operations to EBITDA

Income from continuing operations (1)	4,063	(2,547)			889	4,952	(2,547)
Interest expense, net	8,038	8,453			1,915	9,953	8,453
Provision for income taxes	2,957	(506)			647	3,604	(506)
Depreciation and
amortization	9,075	8,459			2,146	11,221	8,459

EBITDA	24,133	13,859	10,274	74.1	5,597	29,730	13,859	15,871	114.5

(1)	Discontinued operations consist of income from Atlantic’s charter flight business which was sold in 2003.

          Revenue and Gross Profit
Our total revenue and gross profit growth was due several factors:
•	Inclusion of the results of GAH and EAR from the respective dates of their acquisitions;

•	Rising cost of fuel, which we pass on to customers;

•	An increase in dollar per gallon fuel margins at our existing locations, resulting largely from a higher proportion of transient customers, which generally pay higher margins;

•	Higher rental income due to new hangars at our Chicago and Burlington locations; and

•	Increase in de-icing revenue in the northeastern locations during first quarter of 2005 due to colder weather conditions.

Operating Expenses
Substantially all of the increase in selling, general and administrative expenses was due to new locations acquired. The decrease in operating expenses for the existing locations is due to transaction costs of $1.2 million incurred by Executive Air Support associated with the sale of the company in July 2004. This decrease was partially offset by increased professional fees and the implementation of a stock appreciation rights plan for certain employees.
The increase in depreciation and amortization was due to the recording of NACH’s and MANA’s net assets to fair value upon their acquisitions. This increase was partially offset by the expiration in November 2004 of a two year non-compete agreement.
          Other Expense
The decrease in other expense is primarily due to the recognition of expense attributable to outstanding warrants that were subsequently cancelled in connection with the acquisition of Atlantic by NACH in July 2004, prior to our acquisition of NACH. Also included in 2004 are $981,000 of costs associated with debt financing required to partially fund NACH’s acquisition of Atlantic. In 2005, NACH incurred underwriting fees of $913,000 in relation to the acquisition of GAH that were funded with proceeds from our IPO.
          Interest Expense, Net
The increase in net interest expense is due to the increase in debt level. Offsetting this increase, in 2004 NACH expensed unamortized prepaid financing costs and terminated a hedge instrument at the time of the acquisition of Atlantic by NACH.
          EBITDA
The substantial increase in EBITDA from existing locations is due to increased dollar fuel margins combined with the operating and other expenses associated with the sale and financing of the acquisition of Atlantic by NACH, in July 2004.
Excluding these expenses EBITDA at existing locations would have increased 13.3%.
Airport Parking Business
In the following discussion, new locations refer to locations in operation during the respective quarter and nine-month periods of 2005 but not in operation throughout the corresponding 2004 period. Comparable locations refer to locations in operation throughout the respective quarter or nine-month period in both 2004 and 2005. For the quarter ended September 30, 2005, the new locations were St. Louis and Priority-Philadelphia. These locations were also new locations for the nine-month period ended September 30, 2005, along with Newark — Haynes Avenue and Oakland Pardee, which were not in operation for the full nine months ended September 20, 2004.
In October 2005, we acquired a number of additional parking facilities, as described in Note 15 to our financial statements and under “Liquidity and Capital Resources¯Commitments and Contingencies” below, which will be reflected in the results of our airport parking business for the fourth quarter of 2005.
Key Factors Affecting Operating Results
Key factors influencing operating results were as follows:
•	An increase in cars out at comparable locations plus revenue at new locations

•	Reduced discounting and promotional activity contributed to the 1.5% increase in average revenue per car out for comparable locations during the quarter

•	Higher EBITDA reflects better operating margins at our comparable locations and lower operating losses related to new locations
          Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004
Income Statement Data and EBITDA

	Quarter Ended September 30,		Change
($ in thousands) (unaudited)	2005	2004	$	%
Income Statement Data and EBITDA:

Revenue	$14,460	$12,927	$1,533	11.9
Direct expenses	10,794	9,865	929	9.4

Gross profit	3,666	3,062	604	19.7
Selling, general and administrative expenses	1,183	1,109	74	6.7
Amortization of intangibles	609	852	(243)	(28.5)

Operating income	1,874	1,101	773	70.2
Interest expense, net	(2,289)	(2,141)	148	6.9
Other expense	(19)	(24)	5	(20.8)
Minority interest in loss (income) of consolidated subsidiaries	150	331	(181)	(54.7)

Net (loss) income	$(284)	$(733)	$449	(61.3)

Reconciliation of net (loss) income to EBITDA
Interest expense, net	2,289	2,141	148	6.9
Depreciation	555	492	63	12.8
Amortization of intangibles	609	852	(243)	(28.6)

EBITDA	$3,169	$2,752	$417	15.1

Operating Data:
Revenue:
New locations	$515	$—
Comparable locations	$13,945	$12,927
Comparable locations increase	9.4%

Cars Out(1):
New locations	15,438	—
Comparable locations	358,317	328,546
Comparable locations increase	9.1%

Average Revenue per Car Out:
New locations	$34.66	$—
Comparable locations	$39.48	$38.88
Comparable locations increase	1.5%

Average Overnight Occupancy(2)
New locations	761	—
Comparable locations	15,654	15,752
Comparable locations decrease	(0.6)%

Gross Profit Percentage:
New locations	17.7%	—
Comparable locations	25.6%	22.7%

(1) Cars out refers to the total number of customers exiting during the period.
(2) Average overnight occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day, which does not reflect turnover and intra-day activity.

     Revenue
Revenue increased due to the addition of two new locations and growth from comparable locations. Revenue in the third quarter of 2004 included a cash settlement of $184,000 from an early contract termination.
The increase in cars out was driven by a greater mix of business travel resulting in fewer average days per visit. The increase in average revenue per car out was due to lower levels of discounting and price increases at certain locations. Although the number of cars using our facilities has increased over 2004 at the majority of our locations, our airport parking business as a whole has sufficient capacity to accommodate further growth. At locations where we are operating at peak capacity intra day, we continue to evaluate our available options to expand capacity of these locations, including the use of additional overflow facilities and car lifts. We have begun several of these capacity expansion projects.
In addition we have experienced some increased competition in several of our locations which may put short term pressure on pricing. We would expect to focus our promotional and service efforts in these markets to address this increased competition.
     Direct Expenses
Direct expenses for the quarter ended September 30, 2005 increased mainly due to additional costs associated with operating two new locations which totaled approximately $400,000 for the quarter. Direct expenses include rent in excess of lease, a non-cash item, in the amount of $495,000 and $316,000 for the quarters ended September 30, 2005 and 2004, respectively. Direct expenses were also affected by the following factors:
•	Lower advertising expenses reflecting the cost of the grand opening of a new location in Oakland, California during the third quarter of 2004;

•	Higher shuttle costs in the third quarter of 2005 due to the increased cost of fuel; and

•	Higher insurance claim activity related to increased theft at certain of our locations. We have increased security measures at these locations which, at present, has reversed the increase in thefts.
Our national operations team is in the process of assessing the viability of fuel surcharges at selected locations and investigating additional security measures.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased as a result of higher professional fees, strategic planning initiatives and payroll costs associated with the creation of a national operations team to facilitate the sharing of ideas and solutions across locations.
     Amortization of Intangibles
Amortization decreased largely as a result of the accelerated amortization of customer contracts which expired in 2004, partially offset by an increase in the fair value of the assets acquired when MAPC was purchased by us on December 23, 2004.
     Interest Expense, Net
Interest expense in 2005 increased due to higher LIBOR rates, partially offset by the elimination of deferred finance cost amortization resulting from our acquisition. We have an interest rate hedge in place which effectively caps our interest rate when the 30-day LIBOR rate reaches 4.5%.
     EBITDA
Excluding the non-cash rent in excess of lease and the 2004 contract settlement discussed above, EBITDA would have increased by 27% in the third quarter of 2005, compared to the prior year period.

Nine Months Ended September 30, 2005 compared to the Nine Months Ended September 30, 2004

($ in thousands) (unaudited)	Nine Months Ended September 30,		Change
	2005	2004	$	%
Income Statement Data and EBITDA:
Revenue	$42,044	$38,046	$3,998	10.5
Direct expenses	31,088	27,664	3,424	12.4

Gross profit	10,956	10,382	574	5.5
Selling, general and administrative expenses	3,418	3,229	189	5.9
Amortization of intangibles	1,827	2,692	(865)	(32.1)

Operating income	5,711	4,461	1,250	28.0
Interest expense, net	(6,692)	(6,107)	(585)	9.6
Other expense	(22)	(34)	12	(35.3)
Minority interest in loss (income) of consolidated subsidiaries	264	557	(293)	(52.6)

Net (loss) income	$(739)	$(1,123)	$384	(34.2)

Reconciliation of net (loss) income to EBITDA
Interest expense, net	6,692	6,107	585	9.6
Depreciation	1,604	1,638	(34)	(2.1)
Amortization of intangibles	1,827	2,692	(865)	(32.1)

EBITDA	$9,384	$9,314	$70	0.8

Operating Data:

Revenue:
New locations	$3,224	$297
Comparable locations	$38,820	$37,749
Comparable locations increase	2.8%

Cars Out:
New locations	93,852	5,014
Comparable locations	1,029,834	968,941
Comparable locations increase	6.3%

Average Revenue per Car Out:
New locations	$35.65	$34.16
Comparable locations	$38.55	$39.26
Comparable locations increase	(1.8)%

Average Overnight Occupancy:
New locations	1,553	1,317
Comparable locations	14,413	14,209
Comparable locations increase	1.4%

Gross Profit Percentage:
New locations	(26.7)%	(638.4)%
Comparable locations	30.6%	33.7%

Location:
New locations	4	2
Comparable locations	21	21
     Revenue
Revenue increased due to the addition of four new locations in 2005 and growth from comparable locations. Revenue for the nine months of 2004 included a cash settlement of $686,000 from an early contract termination. Cars out at our four new locations were primarily responsible for our 15.4% increase in overall cars out for the nine months. Certain discounting and pricing strategies that had resulted in lower revenue per car out during the first half of the year were adjusted during the third quarter. These lower levels of discounting and higher prices in certain markets resulted in improved revenue per car out during the third quarter and resulted in revenue per car out for the nine month 2005 period being comparable to the 2004 period.

          Direct Expenses
Direct expenses for the nine months ended September 30, 2005 increased mainly due to additional costs associated with operating four new locations which totaled $4.1 million. Direct expenses include rent in excess of lease which is non cash in the amount of $1,540,000 and $680,000 for the nine months ended 2005 and 2004, respectively. The other factors affecting direct expenses are:
•	Lower advertising expenses reflecting the cost of the grand opening of a new location in Oakland, California during the third quarter of 2004;

•	Higher shuttle costs in the third quarter of 2005 due to the increased cost of fuel; and

•	Higher insurance claim activity related to increased theft at certain of our locations.
          Selling, General and Administrative Expenses
Selling, general and administrative expenses increased as a result of higher professional fees, strategic planning initiatives and payroll costs associated with the creation of a national operations team.
          Amortization of Intangibles
Amortization decreased largely as a result of the accelerated amortization of customer contracts which expired in 2004, partially offset by an increase in the fair value of the assets acquired when MAPC was purchased by us on December 23, 2004.
          Interest Expense, Net
Interest expense in 2005 increased due to higher LIBOR rates, partially offset by the elimination of deferred finance cost amortization resulting from our acquisition. We have an interest rate hedge in place which effectively caps our interest rate when the 30-day LIBOR rate reaches 4.5%.
          EBITDA
Excluding the aforementioned non-cash deferred rent and the contract settlement, EBITDA would have increased by 17.4% in the nine months ended September 30, 2005 compared to the prior year period.
District Energy Business
The following table compares the historical consolidated financial performance of MDEH for the quarter and nine months ended September 30, 2005 to the quarter and nine months ended September 30, 2004.
We have combined the following results of operations:
•	the predecessor Thermal Chicago Corporation from January 1, 2004 through June 30, 2004, prior to its acquisition by MDEH; and

•	MDEH from January 1, 2004 through September 30, 2004.
For the quarter and nine months ended September 30, 2005, the results of operations includes ETT Nevada Inc. (“ETT Nevada”), the 75% owner of Northwind Aladdin LLC, which was indirectly acquired by MDEH on September 29, 2004. The results for ETT Nevada are not included for the quarter and nine months ended September 30, 2004.
     Key Factors Affecting Operating Results
Key factors affecting the quarter and nine months ended September 30, 2005 compared to the quarter and nine months ended September 30, 2004 were as follows:
•	Capacity revenue generally increased in-line with inflation

•	Consumption ton-hours sold were higher primarily due to above average temperature in Chicago from June to September

•	EBITDA was higher due to the incremental margin from additional consumption ton-hours sold

Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

	Quarter Ended September 30,
	ETT
($ in thousands)	MDEH Excluding ETT Nevada				Nevada	Consolidated
	2005	2004	Change		2005	2005	2004	Change
(unaudited)	$	$	$	%	$	$	$	$	%

Cooling capacity revenue	4,179	4,099	80	2.0	—	4,179	4,099	80	2.0
Cooling consumption revenue	8,786	7,320	1,466	20.0	976	9,762	7,320	2,442	33.4
Other revenue	249	257	(8)	(3.1)	251	500	257	243	94.6
Finance lease revenue	320	332	(12)	(3.6)	1,000	1,320	332	988	297.6

Total revenue	13,534	12,008	1,526	12.7	2,227	15,761	12,008	3,753	31.3

Direct expenses — electricity	5,288	4,665	623	13.4	829	6,117	4,665	1,452	31.1
Direct expenses — other (1)	3,942	3,901	41	1.1	347	4,289	3,901	388	9.9

Direct expenses — total	9,230	8,566	664	7.8	1,176	10,406	8,566	1,840	21.5
Gross profit	4,304	3,442	862	25.0	1,051	5,355	3,442	1,913	55.6
Selling, general and administrative expenses	767	619	148	23.9	59	826	619	207	33.4
Amortization of intangibles	333	340	(7)	(2.1)	12	345	340	5	1.5

Operating income	3,204	2,483	721	29.0	980	4,184	2,483	1,701	68.5
Interest expense, net	(1,573)	(3,782)	2,209	(58.4)	(490)	(2,063)	(3,782)	1,719	(45.5)
Other income	34	44	(10)	(22.7)	—	34	44	(10)	(22.7)
Benefit for income taxes	—	621	(621)	(100.0)	—	—	621	(621)	(100.0)
Minority interest	—	—	—	—	(125)	(125)	—	(125)	—

Net income (loss)	1,665	(634)	2,299	362.6	365	2,030	(634)	2,664	420.2

Reconciliation of net income (loss) to EBITDA
Interest expense, net	1,573	3,782	(2,209)	(58.4)	490	2,063	3,782	(1,719)	(45.5)
Benefit for income taxes	—	(621)	621	(100.0)	—	—	(621)	621	(100.0)
Depreciation	1,430	1,288	142	11.0	—	1,430	1,288	142	11.0
Amortization of intangibles	333	340	(7)	(2.1)	12	345	340	5	1.5

EBITDA	5,001	4,155	846	20.4	867	5,868	4,155	1,713	41.2

(1)	Includes depreciation expense of $1.4 million and $1.3 million for the quarters ended September 30, 2005 and 2004, respectively and $4.3 million and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively.
          Gross Profit
Gross profit increased at Thermal Chicago primarily due to an increase in consumption ton-hours sold of 19.8% resulting from above average temperature in Chicago during the third quarter of 2005. Scheduled increases in contract consumption rates and annual inflation-related increases of contract capacity rates in accordance with the terms of existing customer contracts also increased revenue.
          Selling, General and Administrative Expenses
Selling, general and administrative expenses excluding ETT Nevada increased primarily due to the hiring of additional management personnel.
          Interest Expense, Net
The substantial decrease in net interest expense was due to payments in the third quarter of 2004 relating to financing the acquisition of Thermal Chicago by MDEH. Net interest expense for the quarter ended September 30, 2005 primarily relates to the interest expense associated with long term debt of $120 million outstanding on September 30, 2005. Net interest expense for the quarter ended September 30, 2004 consisted of $1.9 million related to the termination of an interest rate swap that was used to hedge MDE’s long term interest rate risk and $1.9 million related to a bridge loan utilized to fund a portion of the acquisition of Thermal Chicago by MDEH pending issuance of notes in the private placement.

          Benefit for income taxes
The tax benefit for 2004 relates directly to the loss created by the costs of financing the acquisition of Thermal Chicago.
          EBITDA
EBITDA excluding ETT Nevada increased in the third quarter of 2005 compared to the third quarter of 2004 primarily due to the incremental gross profit from additional consumption ton-hours sold.
Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

	Nine Months Ended September 30,
	ETT
	MDEH Excluding ETT				Nevada	Consolidated
($ in thousands)	2005	2004	Change		2005	2005	2004	Change
(unaudited)	$	$	$	%	$	$	$	$	%

Cooling capacity revenue	12,365	12,231	134	1.1	—	12,365	12,231	134	1.1
Cooling consumption revenue	14,872	12,555	2,317	18.5	1,926	16,798	12,555	4,243	33.8
Other revenue	804	996	(192)	(19.3)	748	1,552	996	556	55.8
Finance lease revenue	968	1,003	(35)	(3.5)	3,025	3,993	1,003	2,990	298.1

Total revenue	29,009	26,785	2,224	8.3	5,699	34,708	26,785	7,923	29.6

Direct expenses — electricity	8,920	7,765	1,155	14.9	1,478	10,398	7,765	2,633	33.9
Direct expenses — other (1)	11,585	9,800	1,785	18.2	1,002	12,587	9,800	2,787	28.4

Direct expenses — total	20,505	17,565	2,940	16.7	2,480	22,985	17,565	5,420	30.9
Gross profit	8,504	9,220	(716)	(7.8)	3,219	11,723	9,220	2,503	27.1
Selling, general and administrative expenses	2,310	2,751	(441)	(16.0)	231	2,541	2,751	(210)	(7.6)
Amortization of intangibles	988	360	628	174.4	35	1,023	360	663	184.2

Operating income	5,206	6,109	(903)	(14.8)	2,953	8,159	6,109	2,050	33.6
Interest expense, net	(4,678)	(16,445)	11,767	(71.6)	(1,544)	(6,222)	(16,445)	10,223	(62.2)
Other income	100	1,438	(1,338)	(93.0)	231	331	1,438	(1,107)	(77.0)
Benefit for income taxes	—	2,987	(2,987)	(100.0)	—	—	2,987	(2,987)	(100.0)
Minority interest	—	—	—	—	(592)	(592)	—	(592)	—

Net income (loss)	628	(5,911)	6,539	110.6	1,048	1,676	(5,911)	7,587	128.4

Reconciliation of net income (loss) to EBITDA
Interest expense, net	4,678	16,445	(11,767)	(71.6)	1,544	6,222	16,445	(10,223)	(62.2)
Benefit for income taxes	—	(2,987)	2,987	(100.0)	—	—	(2,987)	2,987	(100.0)
Depreciation	4,266	2,730	1,536	56.3	—	4,266	2,730	1,536	56.3
Amortization of intangibles	988	360	628	174.4	35	1,023	360	663	184.2

EBITDA	10,560	10,637	(77)	(0.7)	2,627	13,187	10,637	2,550	24.0

(1)	Includes depreciation expense of $1.4 million and $1.3 million for the quarters ended September 30, 2005 and 2004, respectively and $4.3 million and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively.
          Gross Profit
Gross profit at Thermal Chicago decreased primarily due to increased acquisition related depreciation expense which offset a 14.5% increase in consumption ton-hours sold as a result of above average temperature in Chicago from June to September 2005. Annual inflation-related increases of contract capacity and consumption rates in accordance with the terms of existing customer contracts offset by a credit to a customer accounted for the remaining increase. Other direct expenses increased from the nine months ended September 30, 2004 primarily due to $1.6 million of additional depreciation as a result of increase in the carrying value of assets to fair value resulting from the acquisition of Thermal Chicago by MDEH on June 30, 2004. Additionally, $239,000 relates to the timing of operations and maintenance expense for reliability and required corrective maintenance issues. We expect the timing difference in operations and maintenance expense to reverse over the remainder of the year.

          Selling, General and Administrative Expenses
Selling, general and administrative expenses excluding ETT Nevada decreased primarily due to the absence of 2004 expenses related to the sale of Thermal Chicago by Exelon in 2004.
          Amortization of Intangibles
Amortization of intangibles increased as a result of the increase in the carrying value of intangible assets to fair value resulting from the acquisition of Thermal Chicago by MDEH on June 30, 2004.
          Interest Expense, Net
The substantial decrease in net interest expense was due to a make-whole payment to redeem outstanding bonds prior to the acquisition of Thermal Chicago by MDEH on June 30, 2004 and other payments related to financing this acquisition. Net interest expense for the nine months ended September 30, 2005 primarily related to the interest expense associated with long term debt of $120 million outstanding at September 30, 2005. Net interest expense for the nine months ended September 30, 2004 included $10.3 million related to the make-whole payment, $2.2 million related to the termination of an interest rate swap that was used to hedge MDE long term interest rate risk pending issuance of notes in the private placement, and $1.9 million related to a bridge loan utilized to fund a portion of the acquisition of Thermal Chicago by MDEH pending issuance of the notes in the private placement, with the remainder relating to the average outstanding debt balance at June 30, 2004.
          Other income
The decrease in other income was largely due to a gain of $1.3 million from financial restructuring undertaken by Exelon prior to the sale of Thermal Chicago to MDEH in June 2004. The balance relates to a minority investor’s share of $925,000 settlement providing for the early release of escrow on the Aladdin bankruptcy. Our majority share of this amount is recorded as a purchase price adjustment.
          Benefit for income taxes
The tax benefit for 2004 was generated by the net loss incurred by Thermal Chicago prior to its sale to MDEH in June 2004 and the losses created by the costs of financing the acquisition on Thermal Chicago by MDEH.
          EBITDA
EBITDA excluding ETT Nevada decreased due to a $1.3 million financial restructuring gain in 2004. Exclusive of the gain, EBITDA would have been $1.2 million or 13.3% higher than the nine months ended September 30, 2004.
Toll Road Business
Our consolidated results related to the toll road business consist of three components:
•	Our equity in the earnings of CHL, which we hold through MYL, less amortization charges, which reflect the amortization expense resulting from the increase to fair value of our investment upon our acquisition of 100% of MYL;

•	Net interest income resulting from loans between us and a subsidiary of CHL; and

•	Corporate selling, general and administrative expenses of MYL.
Quarter Ended September 30, 2005 Compared to Quarter Ended September30, 2004
For the quarter ended September 30, 2005, our share of the earnings of CHL less amortization expense was $2.0 million, consisting of our share of earnings of CHL of $3.2 million less amortization expense of $1.2 million. CHL recorded an increase in earnings in the third quarter primarily due to an increase in the fair value of interest rate swaps as discussed below.
Net interest income for the quarter ended September 30, 2005 was $177,000. MYL’s selling, general and administrative expense totaled $43,000 during the quarter ended September 30, 2005.
CHL, with a functional currency in pounds sterling had revenue for the quarter ended September 30, 2005 of £12.7 million, 2.4% higher than for the quarter ended September 30, 2004. This was due to a 1.25% increase in vehicle kilometers for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 and a scheduled increase in toll bands and rates permitted under concession agreement.
Direct expenses were £3.0 million, including £2.7 million of depreciation expense. Expenses for the quarter were 6.7% lower than the quarter ended September 30, 2004 due to the elimination of the technical services fee. Net income for the quarter ended September 30, 2005 was £3.5 million. This included a £400,000 increase in the value of the interest rate swaps held by CHL during the quarter due to higher interest rates.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
          Net Income
For the nine months ended September 30, 2005, our share of the earnings of CHL less amortization was $2.5 million, consisting of our share of earnings of CHL of $6.1 million partially offset by amortization expense of $3.6 million.
Net interest income for the nine months ended September 30, 2005 was $592,000. MYL’s selling, general and administrative expense totaled $614,000 during the nine months ended September 30, 2005.
CHL’s revenue for the nine months ended September 30, 2005 was £36.6 million, 3.9% higher than for the nine months ended September 30, 2004. This was due to a 1.0% increase in vehicle kilometers for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 and a scheduled increase in toll bands and rates permitted under concession agreement.
Direct expenses were £8.6 million, including £7.4 million of depreciation expense. Expenses for the nine months to September 30, 2005 were 7.5% lower than the nine months ended September 30, 2004 due to the elimination of a technical services fee. Net income for the nine months ended September 30, 2005 was £6.6 million. This included a £3.7 million decrease in the value of the interest rate swaps held by CHL during the nine month period due to lower interest rates.
Investments
          Macquarie Communications Infrastructure Group (MCG)
MCG paid a cash distribution of Australian dollar 14.4 cents per stapled security on February 14, 2005 for the six months ended December 31, 2004. We received $1.7 million net of withholding taxes. MCG paid its final distribution for the year ended June 30, 2005 of Australian dollar 14.6 cents per stapled security in August, 2005 from which we received $1.9 million. We have included $1.9 million in our net income for the nine months ended September 30, 2005.
          South East Water (SEW)
During the nine months ended September 30, 2005, we received $4.4 million in dividends from our investments in SEW. For the year ended December 31, 2005, we expect to receive total dividends from our investment in SEW of $8.5 million. Included in these expected dividends is a non-recurring component of approximately $2.6 million.

LIQUIDITY AND CAPITAL RESOURCES
We do not intend to retain significant cash balances in excess of what is required as prudent reserves. We generally finance our businesses through subsidiary level financing arrangements. In addition, on November 11, 2005, MIC Inc., the holding company for our U.S. businesses, entered into a $250 million revolving credit facility with Citicorp North America Inc (as lender and administrative agent), Citibank NA, Merrill Lynch Capital Corporation, Credit Suisse, Cayman Islands Branch and Macquarie Bank Limited. We intend to use the revolving facility to fund acquisitions, capital expenditures and to a limited extent working capital.
MIC Inc.’s obligations under the revolving facility are guaranteed by the Company and secured by a pledge of the equity of all current and future direct subsidiaries of MIC Inc. and the Company. The terms and conditions for the revolving facility include events of default and representations and warranties that are generally customary for a facility of this type. In addition, the revolving facility includes an event of default should the Manager or another affiliate of Macquarie Bank Limited cease to act as manager.
Details of the revolving facility are as follows:

Facility size:	$250 million for loans and/or letters of credit

Term:	March 31, 2008

Interest and principal repayments:	Interest only during the term of the loan Repayment of principal at maturity, upon voluntary prepayment, or upon an event requiring mandatory prepayment.

Eurodollar rate:	LIBOR plus 1.25% per annum

Base rate:	Base rate plus 0.25% per annum

Commitment fees:	0.25% per annum on undrawn portion

Financial Covenants:	• Ratio of MIC Inc plus MIC LLC Debt to Consolidated Adjusted Cash from Operations <5.6

• Ratio of MIC Inc plus MIC LLC Interest Expense to Consolidated Adjusted Cash from Operations >2

Macquarie Securities (USA) Inc, an affiliate of our Manager, advised us in relation to the establishment of the revolving facility and will receive fees of $625,000. Macquarie Bank Limited, also an affiliate of the Manager, has provided a commitment for $100 million of the revolving facility on the same terms as the non-affiliated participants. Each of Citicorp North America Inc, Merrill Lynch Capital Corporation and Credit Suisse, Cayman Islands Branch provided commitments of $50 million.
We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements and make regular distributions to our shareholders. Specifically, we believe that our cash from operations and investments, plus $14.3 million of cash in our acquired businesses (net of reserves), will be sufficient to meet our expected dividend payments in 2005. Included in cash in acquired businesses is a working capital adjustment of $3.8 million to the Atlantic purchase price. The section below discusses the consolidated sources and uses of cash.

Our Consolidated Cash Flow
Our financial statements include a consolidated condensed statement of cash flows from operating, financing and investing activities for the nine months ended September 30, 2005. Since we acquired our businesses and investments in late December 2004 and thereafter, our consolidated cash flows would not be comparable to any prior period.

Nine Months Ended
September 30, 2005
($ in thousands)
(unaudited)
Net cash provided by operating activities	$36,693

Acquisition of businesses and investments, net of cash acquired	(109,746)
Deposits and deferred costs on future acquisitions	(15,429)
Goodwill adjustment	694
Purchases of property and equipment	(7,502)
Principal proceeds from subordinated loan	914

Net cash used in investing activities	$(131,069)

Proceeds from debt	32,700
Debt financing and offering costs	(3,608)
Other investing activities	(287)
Distribution paid to shareholders	(29,423)
Payments of notes, capital lease obligations and long term debt	(1,186)

Net cash used in financing activities	$(1,804)

On a consolidated basis, cash flows provided by operating activities totaled $36.7 million for the nine months ended September 30, 2005. This is primarily comprised of the operating income of our business segments and income earned from our investments. Cash provided by operating activities is significantly higher than net income primarily due to non-cash expenses, including depreciation and amortization expense of $19.9 million, deferred rent expense of $1.7 million, and receipts of equipment lease receivables from our district energy business of $1.3 million. Operating assets and liabilities remained consistent with year-end levels in total, with an increase in accounts receivable of $6.7 million offset by increases in accounts payable and accrued expenses and due to Manager, and a decrease in prepaid expenses and current assets.
Cash flow used in investing activities primarily reflects our acquisitions, deposits and deferred costs on future acquisitions, and capital expenditures. We received a bankruptcy settlement pertaining to our district energy business of $925,000, of which $694,000 was recorded as a purchase accounting adjustment to goodwill and the remaining $231,000 recorded as other income which was wholly allocated to minority interests. The terms of the settlement require the proceeds to be applied to debt reduction. As we are holders of the debt we are entitled to the entire settlement. The $15.4 million of deposits and deferred costs on future acquisitions consists primarily of our deposit of $12.2 million in connection with our pending acquisition of The Gas Company.
Cash flow used in financing activities reflects distributions paid to our shareholders and repayments of debt and lease obligations, mostly offset by proceeds.
Financing Activities
For further discussion of the debt and capital expenditures at our businesses, our liquidity and capital resources, see “Management’s Discussion and Analysis of Financial Condition and Results on Operations – Liquidity and Capital Resources – Cash Flows Provided from (Used in) Financing Activities by our Consolidated Businesses” and “– Capital Expenditures” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
With respect to our airport services business – Atlantic, we are required to maintain a Debt to EBITDA ratio of 6.00 or less in the first year. At December 31, 2004 the Debt to EBITDA ratio was 5.98. As of September 30, 2005, the Debt to EBITDA ratio improved to 5.54.
With respect to our airport services business – AvPorts, we are required to maintain a debt service coverage ratio of 1.625. At December 31, 2004 and September 30, 2005, the debt service coverage ratio was 4.92.
We intend to refinance the existing debt facilities at NACH and MANA with a single debt facility of $305 million. The facility will be made up of $300 million in term loan and $5 million in revolving loan. In November 2005 we received commitment letters from a group of financial institutions for this facility, including Macquarie Bank Limited, an affiliate of our Manager. The commitment letters are subject to documentation of agreed terms.

Based on agreed terms we believe that the debt facility will be secured by all of the assets of NACH and MANA. The debt facility will have a five year term. Amounts outstanding under the facility are expected to bear interest at the rate of 1.75% per annum over LIBOR in years 1 to 3 and 2.00% per annum over LIBOR in years 4 and 5. We intend to enter into interest rate swap arrangements for a minimum of 75% of the term loan potentially by utilizing our existing swaps described above.
The credit facility will contains various provisions customary for credit facilities of this size and type, including representations, warranties and covenants with respect to the business. In particular, the borrowers will be required to maintain the following ratios:

Minimum debt service coverage ratio	1.5 times – lock-up of distributions to equity 1.2 times – default

Maximum debt to earnings before interest, tax, depreciation and amortization	End of year 3: 5.5 times End of year 4: 5.0 times Six months prior to maturity: 4.5 times

Minimum EBITDA:	Year 1: $40.10 million Year 2: $43.45 million Year 3: $47.00 million
In addition, the borrowers will be required to maintain a debt service reserve equal to six months of debt service.
The proceeds of the facility will be used to repay the aggregate outstanding debt at our airport services business of $196.5 million, to fund a portion of the purchase price of our acquisition of The Gas Company as discussed above and the remainder for general corporate purposes.
With respect to our airport parking business – we are required to maintain various debt services reserves totaling $5.7 million. These reserves are currently, and as of September 30, 2005 were, fully funded.
With respect to our district energy business we are required to maintain a debt service ratio of 1.25:1. As of September 30, 2005, the debt service coverage ratio was 2.43:1.
Capital Expenditures
On a consolidated basis, we expect to incur $6.5 million of ongoing capital expenditures in fiscal 2005. We have revised our estimates for specific capital expenditures, deferring the majority of those scheduled in 2005 to 2006 due to logistical delays. We expect to incur these deferred expenditures in 2006. Additionally, we paid $2.3 million to purchase land previously leased by our parking business. This $2.3 million was funded out of our IPO proceeds. In addition to this $2.3 million, $5.4 million of capital expenditures has been and will be financed with proceeds from our IPO with the balance funded from cash acquired with the acquisitions of our businesses, cash from operations and available debt facilities. All ongoing and specific capital expenditures are incurred at the operating segment level. As of September 30, 2005, we had incurred $7.5 million in capital expenditures in the aggregate including the land purchase for $2.3 million.
We have detailed our capital expenditures on a segment-by-segment basis, which we believe is a more appropriate approach to explaining our capital expenditure requirements on a consolidated basis.
          Airport Services Business
          Ongoing Capital Expenditure
We expect to spend approximately $3.8 million per year on ongoing capital expenditure (including for our new facility at Las Vegas). This amount is spent on items such as repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. This expenditure is funded from cash flow from operations. Through the first nine months of 2005 airport services has spent $2.0 million on such capital expenditures and we expect to spend up to $1.5 million in the fourth quarter of this year.
          Specific Capital Expenditure
We intend to incur approximately $13.3 million of specific capital expenditure over the rest of 2005 and 2006, primarily related to facility upgrades and new construction, including amounts deferred from 2005 for the ramp extension at Teterboro and renovation of the East 34th Street heliport. We intend to fund these capital expenditures either from the proceeds of our IPO from the cash that we acquired with our acquisitions of NACH and MANA or from proceeds of our planned debt refinancing. As of September 30, 2005 airport services spent $1.3 million on specific projects.

          Airport Parking Business
          Ongoing Capital Expenditure
We expect to commit to ongoing capital expenditures with a contracted value of approximately $2.6 million in 2005 relating to the regular replacement of shuttle buses, information technology enhancements and other property improvements. During the nine months ended September 30 2005, our airport parking business committed to ongoing capital expenditures totaling $2.2 million, of which $1.4 million were financed with capital leases and $727,000 were paid in cash. For the remainder of the year, we expect to commit to additional ongoing capital expenditures with a contracted value of approximately $400,000, substantially all of which will be financed through capital leases.
Our airport parking business has made additional capital expenditures of $870,000 during the nine months ended September 30, 2005, representing principal payments on capital lease obligations and further expects to make approximately $350,000 of these expenditures in the fourth quarter of 2005. Accordingly, total ongoing capital expenditures for the nine months ended September 30, 2005 were $1.6 million and total ongoing capital expenditures are expected to be approximately $2.0 million for 2005.
          Specific Capital Expenditure
We plan to make specific capital expenditures with a contracted value of approximately $1.5 million in 2005 to enhance revenue in selected markets. These revenue enhancing projects include a vehicle lift system to manage additional demand at one location and covered parking solutions at two locations. Our airport parking business paid $337,000 for these projects during the nine months ended September 30, 2005 and intends to finance the remaining $1.2 million of specific capital expenditures using capital leases.
          District Energy Business
          Ongoing Capital Expenditure
We expect to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts and minor system modifications. We have made modifications that have increased capacity by 3,000 tons over last year’s capacity. Ongoing capital expenditures will be funded from available debt facilities through 2007 and thereafter are expected to be funded from cash flow from operations.
          Specific Capital Expenditure
We anticipate that Thermal Chicago will spend up to approximately $7.0 million over two years starting in 2007 which, in conjunction with their operational strategy, will add approximately 13,000 tons of additional saleable capacity to the Chicago downtown cooling system. Previously, this $7.0 million expansion was contemplated to start in 2006, however, due to timing of new customer building completion and increased capacity achieved with existing plants, this expenditure can be delayed at least until 2007. As a result of improved efficiency at our existing plants, existing capacity is currently expected to be able to accommodate four customers who will convert from interruptible to continuous service in 2006. We anticipate that the expanded capacity resulting from our specific capital expenditures would be sold to new or existing customers, either under a contract or subject to letters of intent, prior to our committing to the capital expenditure. A permit revision from environmental agencies will be required in order to undertake this expansion and approval from the City of Chicago would be required. Based on recent contract experience, we anticipate that each ton sold under contract will add approximately $375 to annual revenue with approximately 50% of this increased revenue in the form of cooling capacity revenue and the balance as cooling consumption revenue.
We expect to fund this capital expenditure by drawing on available debt facilities.
Commitments and Contingencies
For a discussion of the future obligations of MIC Inc., the U.S. holding company for our consolidated businesses, due by period, under their various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. We have not had any material changes to our commitments since March 22, 2005, our 10-K filing date, except as discussed below.
For critical accounting policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our critical accounting policies have not changed materially since March 22, 2005, our 10-K filing date.

          The Gas Company
On August 17, 2005, we entered into a joinder agreement with the K1 Parties, and MIHI and a related assignment agreement with MIHI. Under these agreements, we assumed all of MIHI’s rights and obligations as a Buyer under a purchase agreement between MIHI and the K1 Parties in connection with the acquisition of The Gas Company, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operation¯General¯Pending Acquisitions”.
The purchase agreement provides for the payment in cash of a base purchase price of $238 million (subject to working capital and capital expenditure adjustments) with no assumed interest-bearing debt. The Company currently expects working capital and capital expenditure adjustments to add approximately $12 million to the total purchase price. In addition to the purchase price, it is anticipated that approximately a further $9 million will be paid to cover transaction costs. We expect to finance the acquisition, including an initial up-front deposit of $12.2 million, with $160 million of future subsidiary level debt and the remainder from proceeds from the refinancing of our airport services segment discussed below or other sources of available cash.
Due to the regulatory and other approvals required to complete the transaction, we do not expect to be able to close the transaction prior to late in the second quarter or third quarter of 2006. Completion of the acquisition depends on a number of conditions being satisfied by October 31, 2006, including approval by the Hawaii Public Utilities Commission of the transaction and the subsidiary level debt financing, numerous contractual consents and the expiration or early termination of any waiting period under the Hart-Scott-Rodino Antitrust Act of 1976, as amended, as well as other customary closing conditions.
The purchase agreement provides for the payment of liquidated damages equal to 5% of the base purchase price if the transaction is terminated for breach prior to receipt of regulatory approvals and 10% of the base purchase price if terminated for breach thereafter. In addition, the Company would be obligated to pay a liquidated damages amount equal to 5% of the base purchase price if approval from the Hawaii Public Utilities Commission were not obtained due in whole or substantial part to the Hawaii Public Utilities Commission’s findings regarding the Company’s financial, legal or operational qualifications.
          SunPark
On October 3, 2005, we, through a majority-owned subsidiary, completed the acquisition of real property and personal and intangible assets related to the SunPark facilities and on October 26, 2005, our parking business acquired an additional property in Maricopa, Arizona.
The total cash purchase price for SunPark was $64.9 million, plus approximately $4 million of acquisition costs (including pre-funded reserves) and $1.0 million of pre-funded capital expenditures. The transaction was financed through $48.8 million of new non-recourse debt facility at the subsidiary level, described in the following paragraph, $19.1 million of cash contributed by us and $1.0 million of cash contributed by minority shareholders in our parking business. The total cash purchase price of the Maricopa facility was $4.2 million and was financed through $2.8 million of additional borrowings under the non-recourse debt facility described below, $1.3 million of cash contributed by us and $70,000 of cash contributed by minority shareholders in our parking business.
Our parking business established a non-recourse debt facility on October 3, 2005 under a credit agreement between GMAC Commercial Mortgage Corporation and a subsidiary within our airport parking business to fund the SunPark acquisition. The SunPark debt facility provided funding in the form of term loans with a three year term and two additional one year extensions at the borrower’s option subject to meeting certain covenants. Amounts outstanding under the facility bear interest at the rate of 2.75% per annum over LIBOR during the first three years, increasing by 0.20% per annum in connection with each one-year extension. An additional $10.0 million of borrowings were initially available under the facility to fund the acquisition of additional airport parking facilities. Of this additional availability, $2.8 million was drawn on October 26, 2005 to fund the acquisition of the Maricopa facility. The SunPark debt facility is secured by all of the real property and other assets of SunPark and the Maricopa facility.
We entered into an interest rate cap agreement which effectively caps the LIBOR portion of the interest rate on the SunPark facility to 4.48% for any amounts borrowed under the facility.
          Airport Services Refinancing
We intend to refinance the existing debt facilities at NACH and MANA with a single debt facility of $305 million, as described under “¯Financing Activities” above.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market

Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Our exposure to market risk have not changed materially since March 22, 2005, our 10-K filing date.
ITEM 4. CONTROLS AND PROCEDURES
In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.
There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please see the legal proceedings described in our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2005 and June 30, 2005 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There were no material changes to legal proceedings during the quarter ended September 30. 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds from Initial Public Offering
On December 21, 2004, we sold 26,610,000 shares of trust stock in our initial public offering and a concurrent private placement for a purchase price of $25.00 per share and an aggregate offering price of $665.3 million following which the offering terminated. Our initial public offering was effected through a Registration Statement on Form S-1 (File No. 333-116244) that was declared effective by the SEC on December 16, 2004.
The following table describes the source and use of proceeds from our initial public offering from December 21, 2004 to September 30, 2005 (in thousands):

Initial Public Offering
Proceeds from shares of trust stock sold in initial public offering and concurrent private placement	$665,250
Underwriters’ discount and commissions	(38,465)
All other offering costs	(13,093)

Net offering proceeds to us	613,692
Acquisition Financing
Purchase of Equity (including related expenses):
Atlantic	(118,277)
GAH	(21,496)
AvPorts	(42,680)
EAR	(59,840)
Macquarie Parking	(63,856)
Thermal Chicago and Northwind Aladdin	(67,016)
CHL	(84,668)
Purchase of Interest in (including related expenses):
MCG	(70,000)
SEW	(39,610)
Other
Additional contribution to Atlantic	(1,500)
Additional contribution to Macquarie Parking	(2,400)
Payments for deposits and acquisition costs, for future investments	(12,224)
Reserves for working capital and Sarbanes-Oxley compliance costs	(12,308)

Remaining Cash on Hand	$17,817

Note: Subsequent to September 30, 2005, we completed the acquisition of the SunPark assets, through a majority-owned subsidiary, for a cash contribution of $19.1 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
An exhibit index has been filed as part of this Report on page E-1.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Macquarie Infrastructure Company Trust

Dated: November 14, 2005	By: /s/ Peter Stokes

Name: Peter Stokes
Title: Regular Trustee
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Macquarie Infrastructure Company LLC

Dated: November 14, 2005	By: /s/ Peter Stokes

Name: Peter Stokes
Title: Chief Executive Officer

Macquarie Infrastructure Company LLC

Dated: November 14, 2005	By: /s/ David Mitchell

Name: David Mitchell
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Purchase Agreement dated August 2, 2005, as amended August 17, 2005, among k1 Ventures Limited, K-1 HGC Investment, L.L.C. and Macquarie Investment Holdings Inc, and related joinder agreement and assignment agreement (incorporated by reference to Exhibits 2.1, 2.2 and 2.3 to the Registrants’ Current Report on Form 8-K filed with the SEC on August 19, 2005)

2.2	Second Amendment to Purchase Agreement dated October 21, 2005 among k1 Ventures Limited, K-1 HGC Investment, L.L.C. and Macquarie Gas Holdings LLC

2.3	Joinder Agreement dated September 16, 2005 between Macquarie Infrastructure Company Inc., k1 Ventures Limited, K-1 HGC Investment, L.L.C. and Macquarie Gas Holdings LLC

2.4	Assignment Agreement dated September 16, 2005 between Macquarie Infrastructure Company Inc. and Macquarie Gas Holdings LLC

3.1	Second Amended and Restated Trust Agreement dated as of September 1, 2005 of Macquarie Infrastructure Company Trust (incorporated by reference to Exhibit 3.1 of the Registrants’ Current Report on Form 8-K, filed with the SEC on September 7, 2005 (the “September Current Report”))

3.2	Second Amended and Restated Operating Agreement dated as of September 1, 2005 of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.2 of the September Current Report)

3.3	Amended and Restated Certificate of Trust (incorporated by reference to Exhibit 3.7 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”))

3.4	Amended and Restated Certificate of Formation (incorporated by reference to Exhibit 3.8 of Amendment No. 2)

4.1	Specimen certificate evidencing share of trust stock of Macquarie Infrastructure Company Trust (incorporated by reference to Exhibit 4.1 of the Registrants’ Annual Report Form 10-K (the “Annual Report”))

4.2	Specimen certificate evidencing LLC interest of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.2 of the Annual Report)

10.1	Commitment letter dated August 17, 2005, between Macquarie Infrastructure Company Inc. and Dresdner Kleinwort Wasserstein Limited

10.2	Loan Agreement between PCAA SP, LLC, as borrower, and GMAC Commercial Mortgage Bank, as lender, dated as of October 3, 2005

10.3	Credit Agreement dated as of November 11, 2005 among Macquarie Infrastructure Company Inc.(d/b/a Macquarie Infrastructure Company (US)) as Borrower, Macquarie Infrastructure Company LLC, the Lenders and Issuers party thereto and Citicorp North America, Inc., as Administrative Agent.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

99.1	Selected pages of the Annual Report which are incorporated by reference into this Quarterly Report on Form 10-Q (incorporated by reference to Exhibit 99.1 of the Registrants’ Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005)

99.2	Earnings release related to the quarter ended September 30, 2005