Form 10-K
period 2005-12-31
Macquarie Infrastructure CO Trust; Macquarie Infrastructure CO LLC
filed 2006-03-15
CIK 1289788, 1289790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 001-32385
Macquarie Infrastructure Company Trust
(Exact name of registrant as specified in its charter)

Delaware	20-6196808
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Commission File Number: 001-32384
Macquarie Infrastructure Company LLC
(Exact name of registrant as specified in its charter)

Delaware	43-2052503
(Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 West 55th Street, 22nd Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)
(212) 231-1000
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Shares representing beneficial interests in Macquarie Infrastructure Company Trust (“trust stock”)	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None
      Indicate by check mark if the registrants are collectively a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrants are collectively not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrants are collectively a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐          Accelerated filer     ☑          Non-accelerated filer     ☐
      Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Macquarie Infrastructure Company Trust at June 30, 2005 was $694,472,790 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.
      There were 27,050,745 shares of trust stock without par value outstanding at March 13, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
      The definitive proxy statement relating to Macquarie Infrastructure Company Trust’s Annual Meeting of Shareholders, to be held May 25, 2006, is incorporated by reference in Part III to the extent described therein.

i

FORWARD-LOOKING STATEMENTS
      We have included or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements that may constitute forward-looking statements. These include without limitation those under “Risk Factors” in Part I, Item 1A, “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. We may, in some cases, use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” or “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.
      In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us. Any such forward-looking statements are qualified by reference to the following cautionary statements.
      Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	our short operating history;

•	our limited ability to remove our Manager for underperformance and our Manager’s right to resign;

•	our holding company structure, which may limit our ability to meet our dividend policy;

•	our ability to service, comply with the terms of and refinance at maturity our substantial indebtedness;

•	decisions made by persons who control the businesses in which we hold less than majority control, including decisions regarding dividend policies;

•	our ability to make, finance and integrate future acquisitions;

•	our ability to implement our operating and internal growth strategies;

•	the regulatory environment in which our businesses and the businesses in which we hold investments operate, rates implemented by regulators of our businesses and the businesses in which we hold investments, and our relationships and rights under concessions and contracts with the governmental agencies and authorities;

•	changes in patterns of commercial or general aviation air travel, or automobile usage, including the effects of changes in airplane fuel and gas prices, and seasonal variations in customer demand for our businesses;

•	changes in electricity or other power costs;

•	foreign exchange rate fluctuations;

•	changes in general economic or business conditions or economic or demographic trends in the United States and other countries in which we have a presence, including changes in interest rates and inflation;

•	environmental risks pertaining to our businesses and the businesses in which we hold initial investments;

•	our ability to retain or replace qualified employees;

•	changes in the current treatment of, and our eligibility for, qualified dividend income and long-term capital gains under current U.S. federal income tax law; and

•	extraordinary or force majeure events affecting the facilities of our businesses and the businesses in which we hold investments.
      Our actual results, performance, prospects or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of risks that could cause our actual results to differ appears under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this report. It is not possible to predict or identify all risk factors and you should not consider that description to be a complete discussion of all potential risks or uncertainties that could cause our actual results to differ.
      In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this report may not occur. These forward-looking statements are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we may make in future filings with the Securities and Exchange Commission.

Exchange Rates
      For the purposes of this report, to the extent we have converted foreign currency amounts into U.S. dollars, we have used the Federal Reserve Bank noon buying rate at December 30, 2005 for our financial information and the Federal Reserve Bank noon buying rate at February 6, 2006 for all other information. At December 30, 2005, the noon buying rate of the Australian dollar was USD $0.7342 and the noon buying rate of the Pound Sterling was USD $1.7188. At February 6, 2006, the noon buying rate of the Australian dollar was USD $0.7426 and the noon buying rate of the Pound Sterling was USD $1.7462. The table below sets forth the high, low and average exchange rates for the Australian dollar and the Pound Sterling for the years indicated:

	U.S. Dollar/Australian Dollar			U.S. Dollar/Pound Sterling

Time Period	High	Low	Average	High	Low	Average

2001	0.5552	0.5016	0.5169	1.4773	1.4019	1.4397
2002	0.5682	0.5128	0.5437	1.5863	1.4227	1.5024
2003	0.7391	0.5829	0.6520	1.7516	1.5738	1.6340
2004	0.7715	0.7083	0.7329	1.8950	1.7860	1.8252
2005	0.7974	0.7261	0.7627	1.9292	1.7138	1.8198

Australian banking regulations that govern the operations of Macquarie Bank Limited and all of its subsidiaries, including our Manager, require the following statements: Investments in Macquarie Infrastructure Company Trust are not deposits with or other liabilities of Macquarie Bank Limited or of any Macquarie Group company and are subject to investment risk, including possible delays in repayment and loss of income and principal invested. Neither Macquarie Bank Limited nor any other member company of the Macquarie Group guarantees the performance of Macquarie Infrastructure Company Trust or the repayment of capital from Macquarie Infrastructure Company Trust.

Part I
Item 1.     Business
      Macquarie Infrastructure Company Trust, a Delaware statutory trust that we refer to as the trust, owns its businesses and investments through Macquarie Infrastructure Company LLC, a Delaware limited liability company that we refer to as the company. Except as otherwise specified, “Macquarie Infrastructure Company,” “we,” “us,” and “our” refer to both the trust and the company and its subsidiaries together. The company owns the businesses located in the United States through a Delaware corporation, Macquarie Infrastructure Company Inc., or MIC Inc., and those located outside of the United States through Delaware limited liability companies. Macquarie Infrastructure Management (USA) Inc., the company that we refer to as our Manager, is part of the Macquarie Group of companies. References to the Macquarie Group include Macquarie Bank Limited and its subsidiaries and affiliates worldwide.
GENERAL
      The trust and the company were each formed on April 13, 2004. On December 21, 2004, we completed our initial public offering and concurrent private placement of shares of trust stock representing beneficial interests in the trust. Each share of trust stock corresponds to one LLC interest of the company. We used the majority of the proceeds of the offering and private placement to acquire our initial businesses and investments and to pay related expenses.
      We own, operate and invest in a diversified group of infrastructure businesses in the United States and other developed countries. We offer investors an opportunity to participate directly in the ownership of infrastructure businesses, which traditionally have been owned by governments or private investors, or have formed part of vertically integrated companies. Our businesses consist of the following:

•	an airport services business, conducted through Atlantic;

•	an airport parking business, conducted through Macquarie Parking;

•	a district energy business, conducted through Thermal Chicago and a 75% controlling interest in Northwind Aladdin; and

•	a toll road business, through our 50% ownership of the company that operates Yorkshire Link, a 19-mile highway in the United Kingdom.
      Our investments consist of:

•	a 17.5% interest in the holding company that owns South East Water, or SEW, a regulated water utility in southeastern England; and

•	approximately 4% of Macquarie Communications Infrastructure Group, or MCG, a communications infrastructure fund managed by an affiliate of our Manager.
      Additionally, we have entered into an agreement to acquire 100% of The Gas Company, a regulated retail gas distribution company serving Hawaii. We expect to complete this acquisition in the second or third quarter of 2006.
Our Manager
      We have entered into a management services agreement with our Manager. Our Manager is responsible for our day-to-day operations and affairs and oversees the management teams of our operating businesses. Neither the trust nor the company have or will have any employees. Our Manager has assigned, or seconded, to the company, on a permanent and wholly dedicated basis, two of its employees to assume the offices of chief executive officer and chief financial officer and makes other personnel available as required. The services performed for the company are provided at our Manager’s expense, including the compensation of our seconded officers.

      We pay our Manager a management fee based primarily on our market capitalization. In addition, to incentivize our Manager to maximize shareholder returns, we may pay performance fees. Our Manager can earn a performance fee equal to 20% of the outperformance, if any, of quarterly total returns to our shareholders above a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to our U.S. and non-U.S. equity investments. To be eligible for the performance fee, our Manager must deliver total shareholder returns for the quarter that are positive and in excess of any prior underperformance. Please see the management services agreement filed as an exhibit to this Annual Report on Form 10-K for the full terms of this agreement.
      Our Manager is a member of the Macquarie Group, that, together with its subsidiaries and affiliates worldwide, provides specialist investment, advisory, trading and financial services in select markets around the world. The Macquarie Group is headquartered in Sydney, Australia and employs over 7,600 people in 23 countries as of the date of this report. The Macquarie Group is a global leader in advising on the acquisition, disposition and financing of infrastructure assets and the management of infrastructure investment vehicles on behalf of third-party investors.
      We believe that the Macquarie Group’s demonstrated expertise and experience in the management, acquisition and funding of infrastructure businesses will provide us with a significant advantage in pursuing our strategy. Our Manager is part of the Macquarie Group’s Infrastructure and Specialized Funds division, or ISF, which as of December 31, 2005, managed a $23 billion investment portfolio on behalf of retail and institutional investors comprising investments in infrastructure and infrastructure-like businesses. These businesses include toll roads, airports and airport-related infrastructure, communications, media, electric and gas distribution networks, water utilities, aged care, rail and ferry assets. The ISF division has been operating since 1996 and currently has over 340 executives internationally, with more than 50 executives based in the US and Canada.
      We expect that the Macquarie Group’s infrastructure advisory division, with over 340 executives internationally, including more than 70 executives in North America, will be an important source of acquisition opportunities and advice for us. During 2005, the Macquarie Group globally advised on infrastructure transactions valued at more than $32 billion. The Macquarie Group’s infrastructure advisory division is separate from the ISF division. Historically the Macquarie Group’s advisory group has presented the various infrastructure investment vehicles in ISF with a significant number of high quality infrastructure acquisition opportunities.
      Although it has no contractual obligation to do so, we expect that Macquarie’s infrastructure advisory division will present our Manager with similar opportunities. Under the terms of the management services agreement, our Manager is obliged to present to us, on a priority basis, acquisition opportunities in the United States that are consistent with our strategy, as discussed below, and the Macquarie Group is our preferred financial advisor.
      We also believe that our relationship with the Macquarie Group will enable us to take advantage of its expertise and experience in debt financing for infrastructure assets. As the typically strong, stable cash flows of infrastructure assets are usually able to support high levels of debt relative to equity, we believe that the ability of our Manager and the Macquarie Group to source and structure low-cost project and other debt financing provides us with a significant advantage when acquiring assets. We believe that relatively lower costs will help us to maximize returns to shareholders from those assets.
Industry
      Infrastructure businesses provide basic, everyday services, such as parking, roads and water. We focus on the ownership and operation of infrastructure businesses in the following categories:

•	“User Pays” Assets. These assets are generally transportation-related infrastructure that depend on a per use system for their main revenue source. Demand for use of these assets is relatively unaffected by macroeconomic conditions because people use these types of assets on an everyday basis. “User pays” assets, such as airports and toll roads, are generally owned by government entities in the United States. Other types of “user pays” assets, such as airport- and rail-related infrastructure and off-airport parking, are typically owned by the private sector. Where the private sector owner has been granted a lease or concession by a government entity to operate the business, the business will be subject to any restrictions or provisions contained in the lease or concession.

•	Contracted Assets. These assets provide services through long-term contracts with other businesses or governments. These contracts typically can be renewed on comparable terms when they expire because there are no or a limited number of providers of similar services. Contracted assets, such as communications towers, district energy systems and contracted power generation plants, are generally owned by the private sector in the United States. Where the private sector owner has been granted a lease or concession by a government entity to operate the business, the business will be subject to any restrictions or provisions contained in the lease or concession.

•	Regulated Assets. Businesses that own these assets are the sole or predominant providers of essential services in their service areas and, as a result, are typically regulated by government entities with respect to the level of revenue earned or charges imposed. Government regulated revenues typically enable the service provider to cover operating costs, depreciation and taxes and achieve an adequate return on debt and equity capital invested. Water utilities, electric transmission and gas distribution networks are examples of regulated assets. In the United States, regulated assets are generally owned by publicly listed utilities, although some are owned by government entities.

      By their nature, businesses in these categories generally have sustainable and growing long-term cash flows due to consistent customer demand and the businesses’ strong competitive positions. Consistent customer demand is driven by the basic, everyday nature of the services provided. The strong competitive position results from high barriers to entry, including:

•	high initial development and construction costs, such as the cost to build roads;

•	difficulty in obtaining suitable land, such as land near or at airports for parking facilities or fixed base operations, or FBOs;

•	required government approvals, which may be difficult or time-consuming to obtain, such as approvals for a network of communications towers, or approvals to lay pipes under city streets; and

•	long-term exclusive concessions and customer contracts, such as contracts to provide broadcasting services to broadcast television companies or cooling services to a building.
      These barriers to entry have the effect of protecting the cash flows generated by the infrastructure assets owned by these businesses. These barriers to entry largely arise because services provided by infrastructure businesses, such as parking, roads, and water, can generally only be delivered by relatively large and costly physical assets in close proximity to customers. These services cannot be delivered over the internet, and cannot be outsourced to other countries, and are therefore not susceptible to the competitive pressures that other industries, including manufacturing industries, typically face. We do not expect to acquire infrastructure businesses that face significant competition, such as merchant electricity generation facilities.
      The prices charged for the use of infrastructure assets can generally be expected to keep pace with inflation. “User pays” assets typically enjoy pricing power in their market due to consistent demand and limited competition, the contractual terms of contracted assets typically allow for price increases, and the regulatory process that determines revenues for regulated assets typically provides for an inflation adjustment.
      Infrastructure assets, especially newly constructed assets, tend to be long-lived, require minimal and predictable maintenance capital expenditures and are generally not subject to major technological change or physical deterioration. This generally means that significant cash flow is often available from infrastructure businesses to service debt, make distributions to shareholders, expand the business, or all three.

Exceptions exist in relation to much older infrastructure assets. For example, parts of SEW’s water network are more than 100 years old and require significant maintenance capital expenditures.
      The sustainable and growing long-term cash flows of infrastructure assets mean their capital structures can typically support more debt than other businesses. Our ability to optimize the capital structure of our businesses is a key component in maximizing returns to investors.
Strategy
      We have two primary strategic objectives. First, we intend to grow our existing businesses. We intend to accomplish this by:

•	pursuing revenue growth and gross operating income improvement;

•	optimizing the financing structure of our businesses; and

•	improving the performance and the competitive position of our controlled businesses through complementary acquisitions.
      Second, we intend to acquire businesses we believe will provide yield accretive returns in infrastructure sectors other than those in which our businesses and investments currently operate. We believe our association with the Macquarie Group is key to the successful execution of our strategy.

Operational Strategy
      We will rely on the Macquarie Group’s demonstrated expertise and experience in the management of infrastructure businesses to execute our operational strategy. In managing infrastructure businesses, the Macquarie Group endeavors to (1) recruit and incentivize talented operational management teams, (2) instill disciplined financial management consistently across the businesses, (3) source and execute acquisitions, and (4) structure and arrange debt financing for the businesses to maximize returns to shareholders.
      We plan to increase the cash generated by our businesses through initiatives to increase revenues and improve gross operating income. We have in place seasoned management teams at each of our businesses who will be supported by the demonstrated infrastructure management expertise and experience of the Macquarie Group in the execution of this strategy.

•	Improving and expanding our existing marketing programs. We expect to enhance the client services and marketing programs of our businesses. Sophisticated marketing programs relative to those of most other industry participants exist within our airport parking and airport services businesses. We intend to expand these programs and extend them to any facilities that we acquire within those businesses in the future.

•	Making selective capital expenditures. We intend to expand capacity of our existing locations and improve their facilities through selective capital expenditures. Specifically, we will make expenditures that we believe will generate additional revenues in the short-term. Such opportunities exist, notably, in relation to our district energy business. We generally strive to manage maintenance capital expenditures to keep our assets well- maintained and to avoid any unanticipated maintenance costs over the life of the assets.

•	Strengthening our competitive position through complementary acquisitions. We intend to selectively acquire and integrate additional FBO and airport parking businesses or facilities. These industry segments are very fragmented and we believe that attractive acquisition opportunities exist within them. We also believe that complementary acquisitions will improve our overall performance by: (1) leveraging our brand and marketing programs in our airport services and airport parking businesses; (2) taking advantage of the size and diversification of our businesses to achieve lower financing costs; and (3) allowing us to realize synergies and implement improved management practices across a larger number of operations. Our acquisition during 2005 of the Las Vegas FBO is an example of this strategy.

Acquisition Strategy
      We expect our acquisition strategy to benefit from the Macquarie Group’s deep knowledge and ability to identify acquisition opportunities in the infrastructure area. We believe it is often the case that infrastructure opportunities are not widely offered, well-understood or properly valued. The Macquarie Group has significant expertise in the execution of such acquisitions, which can be time-consuming and complex.
      We intend to acquire infrastructure businesses and investments in sectors other than those sectors in which our businesses currently operate, provided we believe we can achieve yield accretive returns. Our pending acquisition of The Gas Company is an example of this strategy. While our focus is on acquiring businesses in the United States, we will also consider opportunities in other developed countries. Generally, we will seek to acquire controlling interests, but we may acquire minority positions in attractive sectors where those acquisitions generate immediate dividends and where our partners have objectives similar to our own. Our acquisitions of SEW and MCG are consistent with this philosophy. We believe that the sectors in which SEW and MCG operate will continue to present attractive acquisition opportunities and that partnering with other Macquarie Group-managed vehicles with experience in those sectors is an appropriate way to pursue opportunities in those sectors.
Acquisition Opportunities
      Infrastructure sectors that may present attractive acquisition candidates include, in addition to our initial businesses, electricity transmission and gas distribution networks, water and sewerage networks, contracted power generation and communications infrastructure. We expect that acquisition opportunities will arise from both the private sector and the public (government) sector.

•	Private sector opportunities. Increasingly, private sector owners of infrastructure assets are choosing to divest these assets for competitive, financial or regulatory reasons. For instance, vertically integrated electric, gas and telecommunications utilities are increasingly disposing of infrastructure assets because a) they wish to concentrate on their core business rather than the infrastructure supporting it, b) they are over-leveraged and wish to pay down debt, c) their capital structure and shareholder expectations do not allow them to finance these assets as efficiently as possible, or d) regulatory pressures are causing an unbundling of vertically integrated product offerings.

•	Public (government) sector opportunities. Traditionally, governments around the world have financed the provision of infrastructure with tax revenue and government borrowing. Over the last few decades, many governments have pursued an alternate model for the provision of infrastructure as a result of budgetary pressures. This trend towards increasing private sector participation in the provision of infrastructure is well established in Australia, Europe and Canada, and it is just beginning in the United States. We believe private sector participation in the provision of infrastructure in the United States will increase over time, as a result of growing budgetary pressures, exacerbated by baby boomers reaching retirement age, and the significant under-investment (historically) in critical infrastructure systems in the United States.

U.S. Acquisition Priorities
      Under the terms of the management services agreement, the company has first priority ahead of all current and future entities managed by our Manager or by members of the Macquarie Group within the ISF division among the following infrastructure acquisition opportunities within the United States:
Sector

Airport fixed base operations

District energy

Airport parking

User pays assets, contracted assets and regulated assets (as defined below) that represent an investment of greater than AUD $40 million (USD $29.7 million), subject to the following qualifications:

Roads:	The company has second priority after Macquarie Infrastructure Group

Airport ownership:	The company has second priority after Macquarie Airports (consisting of Macquarie Airports Group and Macquarie Airports)

Communications:	The company has second priority after Macquarie Communications Infrastructure Group

Regulated Assets (including, but not limited to, electricity and gas transmission and distribution and water services):	The company has second priority after Macquarie Essential Assets Partnership, or MEAP, until such time as MEAP has invested a further CAD $45 million (USD $39.4 million as of February 6, 2006) in the United States. Thereafter the company will have first priority.
      The company has first priority ahead of all current and future entities managed by our Manager or any Manager affiliate in all investment opportunities originated by a party other than our Manager or any Manager affiliate where such party offers the opportunity exclusively to the company and not to any other entity managed by our Manager or any Manager affiliate within the ISF division of the Macquarie Group.
Financing
      We expect to fund any acquisitions with a combination of new debt at the company or MIC Inc. level, subsidiary non-recourse debt and issuance of additional shares of trust stock. We expect that a significant amount of our cash from operations will be used to support our dividend policy. We therefore expect that in order to fund significant acquisitions, in addition to new debt financing, we will also need to either offer more equity or offer our shares to the sellers of businesses that we wish to acquire.
      Our businesses and investments have generally been partially financed with subsidiary level non-recourse debt that is repaid solely from the businesses’ revenues. The debt is generally secured by the physical assets, major contracts and agreements, and when appropriate, cash accounts. In certain cases, the debt is secured by our ownership interest in that business. This type of financing is referred to as “project financing.” We have project financing transactions at our airport services and district energy businesses that generally are structured so that all revenues of a project or business are deposited directly with a bank or other financial institution acting as escrow or security deposit agent. These funds are then payable in a specified order of priority usually first to pay operating expenses, senior debt service, taxes and to fund reserve accounts. Thereafter, subject to the satisfaction of debt service coverage ratios and certain other conditions, available funds may be disbursed as dividends or payments under shareholder loans or subordinated debt, where applicable.
      These project financing structures are designed to prevent lenders from looking through the operating businesses to us or to our other businesses for repayment, that is, they are “non-recourse” to us and the other businesses and investments not involved in the specific project or business, unless we specifically agree to assume liability for payment. The debt at our parking business is also non-recourse, although there is no escrow or security deposit agent. These arrangements effectively result in each of our businesses being isolated from the risk of default by any other business we own or in which we have invested.
      We do not currently have any debt at the company level. However, we have entered into a revolving credit facility at the MIC Inc. level, currently undrawn, that provides for borrowings up to $250 million primarily to finance acquisitions and capital expenditures pending refinancing through equity offerings at an appropriate time.
OUR BUSINESSES AND INVESTMENTS
Airport Services Business

Business Overview
      Our airport services business, or Atlantic, operates fixed-based operations, or FBOs, at eighteen airports and one heliport throughout the United States. FBOs primarily provide fuelling and fuel-related services, aircraft parking and hangarage to owner/operators of jet aircraft in the general aviation sector of the air transportation industry. The business also operates six regional and general aviation airports under management contracts, although airport management constitutes a small portion of our airport services business. Previously, the airport services business consisted of two operating companies, Atlantic and AvPorts. These businesses have been substantially integrated and are now managed as one business. The airport services business had revenue of $201.5 million and operating income of $28.3 million for our 2005 fiscal year, and total assets of $553.3 million at December 31, 2005 and $410.3 million at December 31, 2004. Revenues from our airport services business comprised 66.2% of our total revenues in the 2005 fiscal year.

Our Acquisitions
      On the day following our initial public offering, we purchased 100% of the ordinary shares in North America Capital Holding Company, or NACH, the parent company of the Atlantic business, from Macquarie Investment Holdings Inc., a wholly owned indirect subsidiary of Macquarie Bank Limited, for a purchase price of $118.2 million (including transaction costs) plus $130 million of assumed senior debt pursuant to a stock purchase agreement. Prior to our acquisition of NACH, it acquired 100% of the shares of Executive Air Support Inc., or EAS, the parent company of the Atlantic business, and assumed $500,000 of debt pursuant to a stock purchase agreement.
      On the day following our initial public offering, we also acquired the AvPorts business from Macquarie Specialised Asset Management Limited, as Trustee for and on behalf of Macquarie Global Infrastructure Funds A and C, and Macquarie Specialised Asset Management 2 Limited, as Trustee for and on behalf of Macquarie Global Infrastructure Funds B and D, for cash consideration of $42.4 million (including transaction costs) and assumption of existing debt.
      On January 14, 2005, we acquired all of the membership interests in General Aviation Holdings, LLC, or GAH, which operates two FBOs in California for $53.5 million (including a working capital adjustment, transaction costs, and funding of the debt service reserve). $32 million of the purchase price was funded by an increase in the then senior debt facility of the business with the balance funded by proceeds from our initial public offering.

      On August 12, 2005, we acquired 100% of the membership interests in Eagle Aviation Resources, Ltd., or EAR, a Nevada limited liability company doing business as Las Vegas Executive Air Terminal, or LVE, from Mr. Gene H. Yamagata. LVE is an established FBO operating out of McCarran International Airport in Las Vegas, Nevada under the terms of a 30-year lease granted in 1996. LVE is one of two FBOs at McCarran Airport.

Industry Overview
      FBOs predominantly service the general aviation industry. General aviation, which includes corporate and leisure flying, pilot training, helicopter, medivac and certain air freight operations, is the largest segment of U.S. civil aviation and represents the largest percentage of the active civil aircraft fleet. General aviation does not include commercial air carriers or military operations. In order to attract independent operators to service general aviation aircraft, local airport authorities grant FBO operators the right to sell fuel. Fuel sales provide most of an FBO’s revenue.
      FBOs generally operate in an environment with limited competition and high barriers to entry. Airports have limited physical space for additional FBOs, due in part to safety restrictions that limit construction in the vicinity of runways. Airport authorities generally do not have the incentive to add additional FBOs unless there is a significant demand for capacity, as profit-making FBOs are more likely to reinvest in the airport and provide a broad range of services, which attracts increased airport traffic. The increased traffic generally generates additional revenue for the airport authority in the form of landing and fuel flowage fees. Government approvals and design and construction of a new FBO can also take significant time.
      Demand for FBO services is driven by the number of general aviation aircraft in operation and average flight hours per aircraft. Both factors have recently experienced strong growth. According to the Federal Aviation Administration, or the FAA, from 1995 to 2005, the fleet of fixed-wing turbine aircraft, which includes turbojet and turboprop aircraft, increased at an average rate of 5.4% per year. Fixed-wing turbine aircraft are the major consumers of FBO services, especially fuel. Over the same period, the general aviation hours flown by fixed-wing turbine aircraft have increased at an average rate of 5.4% per year. These factors have contributed to an average annual growth rate in general aviation jet fuel consumption of 6.1% from 1995 to 2005. This growth is and has been driven by a number of factors, in addition to general economic growth over the period, which include the following:

•	passage of the General Aviation Revitalization Act in 1994, which significantly reduced the product liability facing general aviation aircraft manufacturers;

•	dissatisfaction with the increased inconvenience of commercial airlines and major airports as a result of security-related delays;

•	growth in programs for the fractional ownership of general aviation aircraft (programs for the time share of aircraft), including NetJets, FlexJet and Flight Options; and

•	a tax package passed by Congress in May 2003, which allows companies to depreciate 50% of the value of new business jets in the first year of ownership if the jets were purchased and owned by the end of 2004.
      We believe generally that the events of September 11, 2001 have increased the level of general aviation activity. We believe that safety concerns for corporate staff combined with increased check-in and security clearance times at many airports in the United States have increased the demand for private and corporate jet travel.
      As a result of these factors, the FAA is forecasting continued growth in general aviation jet fuel consumption, on average, of 8.6% per year from 2005 to 2017.
      The growth in the general aviation market has driven demand for the services provided by FBOs, especially fuel sales. The general aviation market is serviced by FBOs located throughout the United States at various major and regional airports. According to Aviation International News, there are approximately 4,500 FBOs throughout North America, with generally one to five operators per airport. Most of the FBOs are privately owned by operators with only one or two locations. There are, however, a number of larger industry participants, including Signature Flight Support, which is owned by BBA plc.

Strategy
      We believe that our FBO business will continue to benefit from the overall growth in the corporate jet market and the demand for the services that our business offers. However, we believe that our airport services business is in a position to grow at rates in excess of the industry as a result of our internal growth, marketing and acquisition strategies.
      Internal Growth. We plan to grow revenues and profits by continuing to focus on attracting pilots and passengers who desire full service and quality amenities. We will continue to develop our staff so as to provide a level of service higher than that provided by discount fuel suppliers. In addition, we will make selective capital expenditures that will increase revenues and reinforce our reputation for service and high quality facilities, potentially allowing us to increase profits on fuel sales and other services over time.
      Marketing. We plan to improve, expand and capitalize on our existing marketing programs, including our proprietary point of sale system and associated customer information database, and our “Atlantic Awards” program. Through our marketing programs, we expect to improve revenues and margins by generating greater customer loyalty, encouraging “upselling” of fuel, cross-selling of services at additional locations to existing customers, and attracting new customers.
      Acquisitions. We will focus on acquisitions at major airports and locations where there is likely to be growth in the general aviation market. We believe we can grow through acquisitions and derive increasing economies of scale, as well as marketing, head office and other cost synergies. We believe the highly fragmented nature of the industry and the desire of certain owners for liquidity provide attractive acquisition candidates, including both individual facilities and portfolios of facilities. In considering potential acquisitions, we will analyze factors such as capital requirements, the terms and conditions of the lease for the FBO facility, the condition and nature of the physical facilities, the location of the FBO, the size and competitive conditions of the airport and the forecasted operating results of the FBO.

Business

Operations
      We believe our airport services business has high-quality facilities and operations and focuses on attracting customers who desire high-quality service and amenities. Fuel sales represented approximately 71% of our airport services business revenue for 2005. Other services provided to these customers include de-icing, aircraft parking, hangar rental and catering. Fuel is stored in fuel farms and each FBO operates refueling vehicles owned or leased by the FBO. The FBO either maintains or has access to the fuel storage tanks to support its fueling activities. Services are also provided to commercial carriers and include refueling from the carrier’s own fuel supplies stored in the carrier’s fuel farm, de-icing and ground and ramp handling services.
      Our cost of fuel is dependent on the wholesale market price. Our airport services business sells fuel to customers at a contracted price, or at a price negotiated directly with the customer. While fuel costs can be volatile, we generally pass fuel cost changes through to customers.

Locations
      Our FBO facilities operate pursuant to long-term leases from airport authorities or local government agencies. Our airport services business and its predecessors have a strong history of successfully renewing leases, and have held some leases since the 1940s, 1950s and 1960s. The existing leases have an average remaining length of approximately 17 years.

	Other FBOs	Operated		Lease
Airport	at Airport	Since		Expiry(1)

Teterboro Airport (Bergen County, NJ)	4	1946		2019
Chicago Midway Airport (Chicago, IL)	2	1969		2020
Philadelphia International Airport (Philadelphia, PA)	None	1955		2026
Republic Airport (Farmingdale, NY)	1	1980		2024
Northeast Philadelphia Airport (Philadelphia, PA)	1	1960		2026
William P. Hobby Airport (Houston, TX)	4	1972		2013
Sikorsky Memorial Airport (Bridgeport, CT)	1	1995		2021
New Orleans Lakefront Airport (New Orleans, LA)	2	1969		2031
Louis Armstrong New Orleans International Airport (New Orleans, LA)	1	1966		2015
Brainard International Airport (Hartford, CT)	None	1988		2020
Louisville International Airport (Louisville, KY)	None	1996		2016
Pittsburgh International Airport (Pittsburgh, PA)	None	1989		2028
Burlington International Airport (South Burlington, VT)	None	2001		2035
Metroport East 34th Street Heliport (New York, NY)(2)	None	1997	(3)	2017
Gulfport-Biloxi International Airport (Gulfport, MS)	None	2000		2010
New Castle County Airport (Wilmington, DE)	2	1997		2027
McCarran International Airport (Las Vegas, NV)(4)	1	1996		2025
John Wayne Orange County Airport (Orange County, CA)(5)	1	1992		2014
Palm Springs Airport (Palm Springs, CA)(5)	1	1981		2031

(1)	Lease expiries assume Atlantic exercises all its options to extend leases.

(2)	Formerly the East 60th Street Heliport, operated since 1968. When the East 60th Street Heliport was closed by the local authority, it was relocated and now operates as the Metroport East 34th Street Heliport.

(3)	Atlantic won the tender to significantly upgrade the Metroport East 34th Street Heliport. It is anticipated that the upgrade will take place over 2006-2007. In return, Atlantic was granted a 10-year operating agreement.

(4)	Acquired on August 12, 2005.

(5)	Acquired on January 14, 2005.
      The airport authorities have termination rights in each lease. Standard terms allow for termination if the tenant defaults on the terms and conditions of the lease or abandons the property or if the tenant is insolvent or bankrupt. In addition, Atlantic’s FBOs at Chicago Midway, Philadelphia, Northeast Philadelphia, New Orleans International and Orange County may be terminated with notice by the airport authority for convenience. In each case, there are compensation agreements or obligations of the authority to make best efforts to relocate the FBO. Most of the leases allow for the lease to be terminated if there are liens filed against the property. The new operating agreement at Metroport East 34th Street Heliport also contains provisions allowing the authority to terminate the operating agreement for convenience. In this case, the authority will be obligated to pay compensation to Atlantic equal to the level of Atlantic’s unamortized cost of capital expenditure at the heliport.

Airport Management Contracts
      Atlantic manages and operates six airports on behalf of local authorities under management contracts. Under these contracts, Atlantic is responsible for the day-to-day operation of the airfield and terminal and is paid a fixed annual fee for providing these services. The annual fee is paid to Atlantic irrespective of the number of passengers that pass through the airport and, therefore, is unaffected by changes in airport activity. Management contracts accounted for less than 1% of Atlantic’s revenue for fiscal 2005.
      Atlantic operates six regional or general aviation airports under management contracts at the following locations:

•	Atlantic City International Airport;

•	Republic Airport;

•	Teterboro Airport;

•	Tweed-New Haven Regional Airport;

•	Westchester County Airport; and

•	Albany International Airport.

Marketing
      We believe our airport services business has an experienced marketing team and marketing programs that are sophisticated relative to those of other industry participants. Our airport services business’ marketing activities support its focus on high-quality service and amenities and are intended to generate greater customer loyalty, encourage “upselling” of fuel, present cross-selling services at additional locations to existing customers, and attract new customers.
      Atlantic has established two key marketing programs. Each utilizes an internally-developed point-of-sale system that operates at substantially all locations. This system tracks all aircraft utilizing the airport and records which FBO the aircraft uses. To the extent that the aircraft is a customer of another Atlantic FBO but did not use the Atlantic FBO at the current location, a member of Atlantic’s customer service team will send a letter alerting the pilot or flight department of Atlantic’s presence at that site and invite them to visit next time they are at that location.
      The second key program is the “Atlantic Awards” program. This program also operates through the point-of-sale system. For each 100 gallons of fuel purchased, the pilot is given a voucher for five “Atlantic Awards.” The pilot can begin accumulating points after registering the voucher on Atlantic’s website. Once 100 Atlantic Awards have been accumulated, the pilot is sent a pre-funded American Express card, branded with Atlantic’s logo. The card is recharged each time the pilot registers additional vouchers on Atlantic’s website. This program has rapidly gained acceptance by pilots and is encouraging “upselling” of fuel, where pilots purchase a larger portion of their overall fuel requirement at our locations. These awards are recorded as a reduction in revenue in our consolidated financial statements.

Competition
      Competition in the FBO business exists on a local basis at most of the airports at which our airport services business operates. Seven of our FBOs (including the heliport) are the only FBO at that airport, either because of the lack of suitable space at the airfield, or because the level of demand for FBO services at the airport does not support more than one FBO. The remaining twelve FBOs have one or more competitors located at the airport. FBO operators at a particular airport compete based on a number of factors, including location of the facility relative to runways and street access, service, value-added features, reliability and price. Our airport services business positions itself at these airports as a provider of superior service to general aviation pilots and passengers. Staff are provided with comprehensive training on an ongoing basis to ensure high and consistent quality of service. Our airport services business markets to high net worth individuals and corporate flight departments for whom fuel price is of less importance than service and facilities. While each airport is different, generally there are significant barriers to entry preventing new FBO competitors from entering the markets in which our airport services business operates, including limited availability of suitable land.
      There are nine competitors with operations at five or more U.S. airports, including Signature Flight Support, Landmark Aviation, Million Air Interlink, Trajen and Mercury Air. These competitors tend to be privately held or owned by much larger companies, such as BBA Group plc, The Carlyle Group and Allied Capital Corporation. Some present and potential competitors have or may obtain greater financial and marketing resources than we do, which may negatively impact our ability to compete at each airport or to compete for acquisitions. We believe that the airport authorities from which our airport services business leases space are satisfied with the performance of their FBOs and are therefore not seeking to solicit additional service providers.

Regulation
      The aviation industry is overseen by a number of regulatory bodies, the primary one being the FAA. At the FBO level, our airport services business is largely regulated by the local airport authorities through lease contracts with those authorities. Our airport services business must comply with federal, state and local environmental statutes and regulations associated in part with numerous underground fuel storage tanks. These requirements include, among other things, tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills. Our airport services business’ operations are subject to regular inspection by federal and local environmental agencies and local fire and airline quality control departments. With respect to environmental and compliance requirements, we expect to install fuel farm containment equipment in 2006 and secondary fuel containment equipment for our fuel trucks in 2007 to comply with new fuel farm containment requirements. We do not expect that compliance and related remediation work will have a material negative impact on earnings or the competitive position of our airport services business. To date, our airport services business has not received notice of any cease and abatement proceeding by any government agency as a result of failure to comply with applicable environmental laws and regulations.

Management
      The day-to-day operations management of our airport services business is undertaken by individual site managers. Local managers at each site are responsible for all aspects of the operations at their site. Responsibilities include ensuring that customer requirements are met by the staff employed at their sites and that revenue from the sites is collected, and expenses incurred, in accordance with internal guidelines. In order to maximize the revenue earned at the FBOs, local managers are, within the specified guidelines, empowered to make decisions as to fuel pricing and other services. In this way, our airport services business is able to respond to its customers’ needs efficiently and provide them with high quality service.
      Atlantic’s operations are managed and overseen by a group of senior personnel who, on average, have over 19 years experience in the aviation industry. Most of the business management team members have been employed at our airport services business (or its predecessors) for over 11 years and have established close and effective working relationships and understanding with local authorities, customers, service providers and subcontractors. These teams are responsible for, among other things, overseeing the FBO operations, setting strategic direction and ensuring compliance with all contractual and regulatory obligations.
      Atlantic’s head office is in Plano, Texas. The head office provides the business with central management and performs overhead functions, such as accounting, information technology, human resources, payroll and insurance arrangements. We believe our facilities are adequate to meet our present and foreseeable operational needs.

Employees
      As of December 31, 2005, our airport services business employed over 1,080 employees at its various sites. Approximately 18% of employees are covered by collective bargaining agreements. We believe that employee relations at our airport services business are good.
Airport Parking Business

Overview
      Our airport parking business is the largest provider of off-airport parking services in the United States, measured by number of facilities, with 31 facilities comprising over 40,000 parking spaces and over 360 acres at 20 major airports across the United States, including six of the ten largest passenger airports. Our airport parking business, operating generally under the names “PCA,” “Avistar” or “SunPark,” provides customers with 24-hour secure parking close to airport terminals, as well as transportation via shuttle bus to and from their vehicles and the terminal. Operations are carried out on either owned or leased land at locations near airports. Operations on owned land or land on which our airport parking business has leases longer in term than 20 years (including extension options) account for a majority of operating income. The airport parking business had revenues of $59.9 million and operating income of $6.5 million for fiscal 2005, and total assets of $288.8 million at December 31, 2005 and $205.2 million at December 31, 2004. Revenues from our airport parking business comprised 19.6% of our total revenues in fiscal 2005.
      In 2002, the Macquarie Global Infrastructure Fund, together with other investors, acquired the ten off-airport parking facilities formerly owned and operated by the PCA Group. That transaction closed in December 2002, and the business commenced operations as Macquarie Parking. In October 2003, Macquarie Parking acquired the ten off-airport parking facilities of Airport Satellite Parking LLC, known as Avistar. Since that acquisition was completed, the two businesses have been operated as one merged business. Between October 2003 and December 23, 2004, the business acquired an additional four facilities.

Our Acquisition
      On the second day following our initial public offering, we acquired 100% of the ordinary shares in Macquarie Americas Parking Corporation, or MAPC, from the Macquarie Global Infrastructure Fund for cash consideration of $33.8 million (including transaction costs). At that time MAPC owned approximately 83% of the outstanding ordinary membership units in Parking Company of America Airports Holdings LLC, or PCAA Holdings. In turn, PCAA Holdings owned approximately 51.9% of the outstanding membership units in PCAA Parent LLC, or PCAA Parent. PCAA Parent is the 100% owner of a number of subsidiaries that collectively own and operate Macquarie Parking.
      On the same day, we also acquired all of the minority interests in PCAA Holdings for $6.7 million and 34.3% of the outstanding membership units in PCAA Parent for $23.3 million (in each case, including transaction costs). As a result of these transactions, we acquired in aggregate 100% of PCAA Holdings and 87.2% of PCAA Parent, and thereby acquired Macquarie Parking. The affairs of PCAA Parent are governed by its LLC agreement. PCAA Parent has a board of directors and PCAA Holdings has the right to appoint all members to the board of directors. Pursuant to the LLC agreement, most major decisions are referred to the board of directors of PCAA Parent, where decisions are made by majority vote.
      On October 3, 2005, our airport parking business acquired real property, and personal and intangible assets related to six off-airport parking facilities. These facilities are collectively referred to as “SunPark” and are located at airports in St. Louis, Philadelphia, Houston, Oklahoma City, Buffalo and Columbus. During 2005, our airport parking business also acquired a facility in Philadelphia, a leasehold facility in Cleveland and exercised the option to purchase previously leased property at existing facilities in Phoenix and Newark. In conjunction with the property acquisition in Phoenix, we consolidated our market presence to two facilities by not renewing the lease on a third facility. We contributed $17.8 million of the equity required to finance these transactions. The minority shareholders in our airport parking business did not contribute their full pro rata share of capital related to these acquisitions. As a result, our ownership interest in the airport parking business increased from 87.1% to 87.95%.

Industry Overview
      Airport parking can be classified as either on-airport (generally owned by the airport and located on airport land) or off-airport (generally owned by private operators). The off-airport parking industry is relatively new, with the first privately owned parking facilities servicing airports generally only appearing in the last few decades. Industry participants include numerous small, privately held companies as well as on-airport parking owned by airports.
      Airports are generally owned by local governments, which often do not operate or market their parking operations as effectively as the privately owned operators, as the parking operations do not form part of the airport’s core function. In many cases, on-airport parking facilities are managed by large parking facility management companies pursuant to cost-plus contracts that do not create incentives to maximize profitability. Most airports have historically increased parking rates rapidly with increases in demand, creating a favorable pricing environment for off-airport competitors.
      Airport parking facilities operate as “self-park” or “valet” parking facilities. Valet parking facilities often utilize “deep-stack” parking methods that allow for a higher number of cars to be parked within the same area than at a self-parking facility of the same size by minimizing space between parked cars. In addition, valet parking provides the customer with superior service, often allowing the parking rates to be higher than at self-park facilities. However, the cost of providing valet parking is generally higher, due to higher labor costs, so self-parking can be more profitable per car, depending upon land availability at an affordable cost, labor costs and the premium that can be charged for valet service.
      The substantial increase in use of the internet to purchase air travel through companies such as Expedia, Orbitz and Travelocity, as well as through airlines’ own websites, provides a strong co-marketing opportunity for larger off-airport parking operators that provide broad nationwide coverage at the busiest airports. In addition, we believe the highly fragmented nature of the industry provides strong consolidation opportunities for larger off-airport parking operators that benefit from economies of scale and national marketing programs, distribution networks and information systems.

Strategy
      We believe that we can grow our airport parking business by focusing on achieving operating efficiencies and internal growth, expanding marketing efforts and complementary acquisitions.
      Internal Growth. Our strategy includes:

•	increasing the level of services offered to customers, for example, by expanding the offering of free car washes, complimentary beverages, flight information monitors and automated e-ticket check-in services;

•	making improvements to our facilities, for example by constructing covered parking;

•	expanding capacity at capacity constrained locations, for example, by maximizing capacity at our existing locations through more efficient utilization of space, seeking additional leases at adjacent or nearby properties to existing locations, providing valet parking and utilizing “deep-stack” parking and installation of vertical stackers; and

•	ongoing development of pricing strategies designed to maximize revenue.
      Operating Efficiencies. Our business was enlarged with the acquisition of SunPark in October 2005 and we intend to pursue additional complementary acquisitions. We believe there are economies of scale that can be realized due to the increased size, in areas such as combined marketing programs, vehicles and equipment purchases and employee benefits.

      Marketing. We intend to expand and improve our existing marketing strategies. These strategies include the development of an internet reservation capability, opening new distribution channels such as promotional agreements with additional airlines and travel agencies, improving the product offering for corporate accounts and providing personalized web pages and activity reports for corporate accounts. We also intend to integrate our brands and websites.
      Acquisitions. We believe we can grow through selective acquisitions and derive benefits from economies of scale, including revenue and marketing, head office, insurance, shuttle buses and other cost synergies. We believe the highly fragmented nature of the industry and the desire of owners for liquidity provide attractive acquisition candidates. Acquiring facilities at major airports where we do not currently have a facility would allow us to expand our nationwide presence, while opportunities in markets where we already have a presence should provide increased operating efficiencies and expanded capacity. These acquisitions can take the form of entering into new leases or purchasing land.

Business

Operations
      We believe our size and nationwide coverage and sophisticated marketing programs provide us with a competitive advantage over other airport parking operators. We aim to centralize our marketing activities and the manner in which we sell our services to customers. Individual location operations can focus on service delivery as diverse reservation services and customer and distribution channel relations are managed centrally. Our size and the diversity of our operations enable us to mitigate the risk of a downturn or competitive impact in particular locations or markets. In addition, our size provides us with the ability to take advantage of incremental growth opportunities in any of the markets we serve as we generally have more capital resources to apply toward those opportunities than single facility operators.
      Our nationwide presence also allows us to provide “one stop shopping” to internet travel agencies, airlines and major corporations that seek to deal with as few suppliers as possible. Our marketing programs and relationships with national distribution channels are generally more extensive than those of our industry peers. We market and provide discounts to numerous affinity groups, tour companies, airlines and online travel agencies. We believe most air travelers have never tried off-airport parking facilities, and we use these relationships to attract these travelers as new customers.
      Most of our customers fall into two broad categories: business travelers and leisure travelers. Business travelers are typically much less price sensitive and tend to patronize those locations that emphasize service, particularly prompt, consistent and quick shuttle service to and from the airport. Shuttle service is generally provided within a few minutes of the customer’s arrival at the parking facility, or the airport, as the case may be. Leisure travelers often seek the least expensive parking, and we offer substantial discounts and coupon programs to attract leisure travelers. In addition to reserved parking and shuttle services, we provide ancillary services at some parking facilities to attract customers to the facility and/or to earn additional revenue at the facility. Such services include car washes or auto repairs, either at no cost to the customer or for a fee.

Locations
      We provide off-airport parking services at the following airports. Each airport is ranked according to the number of passenger enplanements (passengers boarding airplanes) sourced from FAA data for 2004:

				Acres

Airport	Facilities	(Valet)	Ranking	Owned	Leased

Hartsfield — Jackson Atlanta International	1		1	12.5	—
Chicago O’Hare International	1	(1)	2	5.9	1.0
Dallas/ Fort Worth International	1		4	0.0	8.0
Denver International	1		5	40.3	0.0
Phoenix Sky Harbor International(a)	2		7	17.3	0.0
John F. Kennedy International	1	(1)	8	2.7	1.7
Newark Liberty International	4	(2)	12	18.1	14.3
San Francisco International	1		13	0.9	9.9
Philadelphia International	3	(3)	17	8.7	1.5
La Guardia International	1	(1)	20	0.0	4.9
Metropolitan Oakland International	3	(1)	31	8.2	19.2
Pittsburgh International	1		32	23.3	29.0
Lambert-St Louis International	2		34	21.3	3.3
Cleveland, Hopkins International	1	(1)	35	0.0	3.6
Memphis International	1		36	8.3	8.0
Houston, William P. Hobby	1		46	9.7	2.5
Bradley International	3	(2)	49	0.0	39.5
Port Columbus International	1		55	—	18.4
Buffalo Niagara International	1		63	9.4	0.0
Oklahoma City, Will Rogers World Airport	1		69	22.0	0.0

Total	31	(12)		208.6	164.8

(a)	As part of our consolidation of the Phoenix market, the lease at Phoenix Executive was not renewed in 2006 and the business was relocated to an existing facility.

Marketing
      Our marketing team continually develops new programs designed to maximize revenue growth. These include developing and refining our internet reservation capability, opening new distribution channels, improving the product offering for corporate accounts and providing personalized web pages and activity reports for corporate accounts. For example, our Express Club provides a premium service and discounts for the highest turnover valet customers in return for an annual membership fee. Further, following the events of September 11, 2001, members of the management team of our airport parking business and others established AirportDiscountParking.com, the first nationwide alliance of off-airport parking businesses which have locations at over fifty airports in the United States. Promotional agreements with airlines as well as traditional and internet travel agencies attracted prospective customers to the AirportDiscountParking.com websites for coupons, maps and directions. Since its inception, we believe AirportDiscountParking.com has accelerated the rate at which new customers are attracted to try our parking services for the first time. Marketing initiatives in 2005 included radio advertising and a relationship with Frontier Airlines.
      Our facilities operate under various trade names. We use the Parking Company of America name pursuant to a perpetual trademark licensing agreement.

Competition
      Competition exists on a local basis at each of the airports at which we operate. Generally, airport parking facilities compete on the basis of location (relative to the airport and major access roads), quality of facilities (including whether the facilities are covered), type of service provided (self-park or valet), security, service (especially relating to shuttle bus transportation), price and marketing. We face direct competition from the on-airport parking facilities operated by each airport, many of which are located closer to passenger terminals than our locations. Airports generally have significantly more parking spaces than we do and provide different parking alternatives, including self-park short-term and long-term, off-airport lots and valet parking options. However, as the airports are government-owned, competitive dynamics of service and pricing are generally different than those experienced with privately owned competitors. The airports generally do not view parking operations as their core function, and their pricing strategy is often driven by the fiscal state of the airport authority, which often leads to sudden high price increases.
      We also face competition from existing off-airport competitors at each airport. While each airport is different, there generally are significant barriers to entry preventing new off-airport competitors from entering the markets in which we operate, including limited availability of suitable land of adequate size near the airport and major access roads, and zoning restrictions. While competition is local in each of the markets in which we operate, we face strong competition from several large off-airport competitors, including companies such as The Parking Spot, ParkNFly, Airport Fast Park and PreFlight Airport Parking (owned by General Electric) that have operations at five or more U.S. airports. In each market in which we operate, we also face competition from smaller, locally owned independent parking operators, as well as from hotels or rental car companies that have their own parking facilities. Some present and potential competitors have or may obtain greater financial and marketing resources than we do, which may negatively impact our ability to compete at each airport or to compete for acquisitions.
      Indirectly, we face competition from other modes of transportation to the airports at which we operate, including public transportation, airport rail links, taxis, limousines and drop-offs by friends and family. We face competition from other large off-airport parking providers in gaining access to marketing and distribution channels, including internet travel agencies, airlines and direct mail.

Regulation
      Our airport parking business is subject to federal, state and local regulation relating to environmental protection. We own a parcel of real estate that includes land that the Environmental Protection Agency, or EPA, has determined to be contaminated. A third party operating in the vicinity has been identified as a potentially responsible party by the EPA. We do not believe our parking business contributed to this contamination and we have not been named as a potentially responsible party. Nevertheless, we have purchased an environmental insurance policy for the property as an added precaution against any future claims. The policy expires in July 2007 and is renewable.
      We transport customers by shuttle bus between the airport terminals and its parking facilities, and its shuttle operations are subject to the rules and policies of the local airport. The airports are able to regulate or control the flow of shuttle buses. Some airport authorities require permits and/or levy fees on off-airport parking operators for every shuttle trip to the terminals. These regulations have not materially affected our airport parking business to date. If fees were to be significantly increased, we would seek to pass the increases on to our customers through higher parking rates, which could result in a loss of customers.
      The FAA and Transportation Safety Administration, or the TSA, generally have the authority to restrict access to airports as well as to impose parking and other restrictions near the airport sites. The TSA generally prohibits parking within 300 feet of airport terminals during times of heightened alert. While we believe that existing regulations or the present heightened security at airports may be relaxed in the future, the existing 300 feet rule may benefit us as it has prevented some on-airport competitors from using a number of their existing parking spaces.

      In addition, municipal and state authorities sometimes directly regulate parking facilities. We also may be affected periodically by government condemnation of our properties, in which case we will generally be compensated. We are also affected periodically by changes in traffic patterns and roadway systems near our properties and by laws and regulations (such as zoning ordinances) that are common to any business that deals with real estate.

Management
      The day-to-day operations of our airport parking business are managed by an operating management team located at head offices in Downey, California and Newark, New Jersey. Each site is operated by local managers who are responsible for all aspects of the operations at their site. Responsibilities include ensuring that customer requirements are met by the staff employed at their site and that revenue from the sites is collected and expenses incurred in accordance with internal guidelines.

Employees
      As of February 28, 2006, Macquarie Parking employed approximately 1,000 individuals. Approximately 22% of its employees are covered by collective bargaining agreements. We believe that employee relations at Macquarie Parking are good.
District Energy Business

Overview
      Our district energy business consists of Thermal Chicago and a 75% interest in Northwind Aladdin. We also own all of the senior debt of Northwind Aladdin. The remaining 25% equity interest in Northwind Aladdin is owned by Nevada Electric Investment Company, or NEICO, an indirect subsidiary of Sierra Pacific Resources. The district energy business had revenues of $43.4 million and operating income of $9.4 million for our 2005 fiscal year, and total assets of $245.4 million at December 31, 2005 and $254 million at December 31, 2004. Revenues from our district energy business comprised 14.2% of our total revenues in the 2005 fiscal year.
      Thermal Chicago operates the largest district cooling system in the United States. The system currently serves 98 customers under long-term contracts in downtown Chicago and one customer in Chicago outside the downtown area, and has signed contracts with two additional customers expected to start service between 2006 — 2009. Our district energy business provides chilled water from five modern plants located in downtown Chicago through a closed loop of underground piping for use in the air conditioning systems of large commercial, retail and residential buildings in the central business district. The first of the plants became operational in 1995, and the most recent came on line in June 2002. The total capacity of the downtown system is 83,900 tons of chilled water with deliverable capacity of approximately 94,400 tons due to the reduced rate arrangements with interruptible customers who, when called upon, could meet their own cooling needs during peak times.
      The table below provides summary data regarding the capacity of the downtown Chicago plants:

Capacity
Plant	(Tons)

P-1	19,200
P-2	21,400
P-3	17,800
P-4	17,500
P-5	8,000
      Thermal Chicago also owns a site-specific heating and cooling plant, P-6, that serves a single customer in Chicago outside of the downtown area. The P-6 plant has the capacity to produce 4,900 tons of cooling and 58.2 million British Thermal Units, or BTUs, of heating per hour.

      Northwind Aladdin owns and operates a stand-alone facility that provides cold and hot water (for chilling and heating, respectively) and back-up electricity generation to the Aladdin resort and casino and the adjacent Desert Passage shopping mall in Las Vegas, Nevada. Services are provided to both customers under long-term contracts that expire in 2020 with 90% of cash flows generated from the contract with the Aladdin resort and casino.
      The Northwind Aladdin plant has been in operation since 2000 and has the capacity to produce 9,270 tons of chilled water, 40 million BTUs of heating per hour and approximately 5 megawatts of electricity.

Our Acquisition
      On the day following our initial public offering, we acquired 100% of the membership interests in Macquarie District Energy Holdings, LLC, or MDEH, the holding company of our district energy business, from Macquarie Investment Holdings Inc., a wholly owned indirect subsidiary of Macquarie Bank Limited, for $67 million (including transaction costs) and assumed $120 million of senior debt that was used partially to finance the acquisition of Thermal Chicago and our interest in Northwind Aladdin.
      Prior to our initial public offering, Macquarie District Energy, Inc., or MDE, a wholly owned subsidiary of MDEH, acquired 100% of the shares in Thermal Chicago Corporation, the holding company for Thermal Chicago, from Exelon Thermal Holdings, Inc., a subsidiary of Exelon Corporation, or Exelon, for $135 million plus a working capital adjustment of $2.7 million, with no assumption of debt pursuant to a stock purchase agreement. Prior to our initial public offering, MDE also acquired all of the shares of ETT Nevada, Inc., which owns a 75% equity interest in Northwind Aladdin, and separately all of the senior debt in Northwind Aladdin from a wholly owned subsidiary of Exelon. The acquisition price for the shares and senior debt was $26.1 million plus a working capital adjustment of $2 million. In addition to the purchase prices under the purchase agreements, MDE incurred fees and other expenses of approximately $9 million in connection with the completion of the acquisition of Thermal Chicago and ETT Nevada, Inc. and required cash for debt service reserves of approximately $4 million.

Industry Overview
      District energy is the provision of chilled water, steam and/or hot water to customers from a centralized plant through underground piping for cooling and heating purposes. A typical district energy customer is the owner/manager of a large office or residential building or facilities such as hospitals, universities or municipal buildings. District energy systems exist in most major North American and European cities and some have been in operation for over 100 years. District energy is not, however, an efficient option for suburban areas where customers are widely dispersed.
      To provide district cooling, the system is filled with water obtained from the municipal system and chilled using electric chillers. Within the plant, a refrigerant gas is compressed into a liquid state. This liquid refrigerant is piped into a larger (less pressurized) chamber, allowing it to expand. The chamber is surrounded by water pipes. As part of the expansion process, the refrigerant absorbs heat from the water in the pipes into the expanding gas, causing the water to be chilled. The chilled water is then sent down a system of underground pipes to buildings where the thermal energy (cold) is transferred into the buildings’ internal systems. System water does not mix with in-building water; instead the thermal energy is transferred via a heat exchanger. Water is then returned to the plant for re-chilling through the same system. While the process is relatively simple, operating a district energy system at high levels of availability and optimum levels of efficiency is complex. The key operating risks are limited primarily to the availability of electricity (i.e., blackouts) and general system breakdowns (in either plant or distribution systems).
      District heating is the provision of steam or hot water through pipes for use as a heating source. The steam is generated through the burning of fuel to boil water in a boiler. The steam is distributed through underground piping. After the steam is used to heat the customer’s facility, the condensed steam is returned to the central plant.

      Revenues from providing district energy services under contract are usually comprised of fixed capacity payments and variable usage payments. Capacity payments are made regardless of the actual volume of hot or cold water used. Usage payments are based on the volume of hot or cold water used.
      District energy systems are largely unregulated in the United States, although each multi-customer system usually has an agreement with the city in which it operates that provides permission to lay pipes under the streets (generally in the form of a use agreement or concession). The plans for laying these pipes need to be drawn up and provided to the city engineers for approval. Our district energy business is not subject to specific government regulation, however, our downtown Chicago operations are operated subject to the terms of a Use Agreement with the City of Chicago. See “— Business — Thermal Chicago — City of Chicago Use Agreement.”

Strategy
      We believe that we can grow our district energy business internally via capital expenditure and through acquisitions.
      Internal Growth. We plan to grow revenues and profits by increasing the output capacity of Thermal Chicago’s plants in downtown Chicago and adding new customers to the system. Over the past two years, minor system modifications have been made that increased capacity by 3,000 tons. In addition, efficiencies we have achieved at our plants and throughout our system have created approximately 9,000 additional tons of saleable capacity. A portion of this capacity will be used to accommodate four customers who will convert from interruptible to continuous service in mid-2006. The balance has been sold to new customers contracted in 2005 and early 2006.
      We anticipate spending up to $8.4 million over two years starting in 2007 for a system expansion that will increase saleable capacity by an additional 7,000 tons. This additional capacity will be available to serve existing and new customers. We anticipate entering into contracts or letters of intent with customers prior to committing to the capital expenditure.
      Acquisitions. We will seek to grow our district energy business through acquisitions of other district energy systems where these acquisitions can be made on favorable economic terms. The ownership of district energy systems in the United States is highly fragmented, and we believe the sector has potential for consolidation. Also, a number of diversified electric utilities with non-core district energy operations may seek to sell their systems. We anticipate that these systems, once acquired, will continue to be operated under the direct control of local management.

Business — Thermal Chicago

Operations
      Each chilling plant is manned when in operation and has a central control room from which the plant can be operated and customer site parameters can be monitored and controlled. The plant operators can monitor, and in some cases control, the functions of other plants allowing them to cross-monitor critical functions at the other plants. The control room at Plant 2 is set up as the primary system control room with extensive monitoring and control functions and is where the majority of day-to-day system operating decisions are made.
      Since the commencement of operations, there have been no unplanned interruptions of service to any customer. Occasionally, we have experienced plant or equipment outages due to electricity loss or equipment failure; however, in these cases we had sufficient idle capacity to maintain customer loads. When maintenance work performed on the system has required customer interruption, we have been able to coordinate our operations for periods of time to meet customer needs. The effect of major electric outages is generally mitigated since both customers and the plants are equally affected; the plants affected by the outages cannot produce cooling and affected customers are unable to use the cooling service.

      Corrective maintenance is typically performed by qualified contract personnel and off-season maintenance is performed by a combination of plant staff and contract personnel.

Electricity Costs
      The largest and most variable direct expense of the operation is electricity. As a consequence, operating personnel historically manage this cost in accordance with a strategy that takes into account system hydraulic requirements and the costs and efficiencies of each plant. The efficient use of electricity at each plant will vary based on its design, operation and its electricity rate plan. In addition, at several plants, ice can be made overnight to store thermal energy when electricity costs are generally lower. This ice is then used during the day to chill water when electricity costs are highest.
      Electric utility restructuring legislation was adopted in Illinois in December 1997 to provide for a transition to a deregulated generation market scheduled for 2007. The new law provided Illinois electric utilities the opportunity to restructure their businesses, mandated a reduction in rates for residential customers and a rate freeze for customers under bundled rate plans, and allowed customers the opportunity to remain on their bundled rate plan or achieve savings by purchasing electricity supply from alternative retail energy suppliers. The legislation also included a provision for electric utilities, in our case ComEd, to collect a customer transition charge, or CTC, from customers who choose to purchase electricity from an alternative retail energy supplier or those who elect ComEd’s Power Purchase Option, or PPO, during the transition period as opposed to the bundled rate plans. The CTC allowed ComEd to recover some of its costs that might otherwise be unrecoverable under market-based rates. Due to the recent rise in market-based cost of power, CTCs have fallen.
      Three of Thermal Chicago’s plants currently participate in the PPO plan due to the economic advantages of the lower delivery service costs. In the beginning of each calendar year, ComEd calculates the rates to be charged under the PPO plan, including the CTC for each participant, with new rates becoming effective beginning each May. Under the terms of the PPO plan, if the CTC of any participant is reduced to zero, that participant becomes ineligible to purchase electricity under the PPO plan. With the recent high cost of market-based power, ComEd’s calculation of our CTCs at the beginning of 2006 is zero. As a result, the three plants will no longer be able to purchase electricity under the PPO plan effective May 2006.
      Effective May 1, 2004, ComEd became an integrated member of the PJM interconnection regional transmission organization (PJM). As a result, ComEd began to pass on PJM transmission charges to its customers that procure energy from retail energy suppliers. PJM transmission charges are passed to Thermal Chicago at the one plant currently supplied by a retail energy supply contract. As the PPO contracts with each of our other three plants expire, we expect that ComEd will pass through these costs to these three plants.
      We have reviewed our options to purchase power for the remainder of 2006 and have entered into a contract to purchase electricity with a retail energy supplier. Based on an historically normal level of electricity usage, we estimate our electricity costs will increase by $750,000 for the remainder of 2006. We believe we can mitigate this impact through a combination of operational and strategic initiatives and offsets from our contract escalators. Had we remained on the PPO contracts and based on an historically normal level of electricity usage, we estimate our electricity costs would have increased by $1.1 million due to the revised PPO rates determined by ComEd in early 2006.
      The Illinois electricity markets are expected to deregulate beginning in January 2007 and we will be required to enter into new electricity purchase arrangements effective at that time. ComEd has proposed a procurement process referred to as a reverse-auction. In a reverse-auction, the independent auction manager sets the opening bid — designed to attract more supply than needed — and then manages successive rounds of descending bids until just enough supply is committed at the lowest possible price to meet customer needs. Under this process, regulated electric utilities in Illinois will procure electricity on behalf of certain customers in a reverse-auction process and pass through the costs of that electricity to its customers. Large users, including Thermal Chicago Corporation, are typically excluded from this process. Although the Illinois Commerce Commission, or ICC, has approved the proposed reverse-auction process, its adoption is still subject to political and legal challenge. On February 24, 2006, legislation to extend the current rate freeze in Illinois for an additional three years was introduced in the Illinois general assembly. However, there is no assurance that such proposed legislation would become law in a timely manner or at all.
      The market prices of electricity available to us are likely to reflect prices established in the reverse-auction process. Market prices of electricity in Illinois are also affected by changes in natural gas prices, which have been very volatile, but overall have increased significantly over the past year. We cannot predict the market prices for electricity that we will face beginning in 2007 but we anticipate, based on current market dynamics, that electricity will cost substantially more in 2007 than in the second half of 2006, as discussed above.
      In addition, on August 31, 2005, ComEd filed a rate case with the ICC, which seeks, among other things, to increase delivery rates in a manner that we believe disproportionately impacts larger users of electricity. If the rate case is approved as currently proposed, our electricity costs would increase by an additional $2 million annually. We have joined a consortium of large users to challenge ComEd’s rate increase. On December 23, 2005, ICC staffers filed an objection to ComEd’s initial request to raise its delivery charge. Instead, they are calling for a slight decrease on the basis that the utility is trying to pass on too many administrative and other costs to customers. In addition, the Citizens’ Utility Board and other government agencies have filed testimony with the ICC refuting ComEd’s rationale for an increase in its delivery rates. The results of the rate case are not expected to be known until at least the third quarter of 2006.

Customers
      We currently serve 98 customers in downtown Chicago and one outside the downtown area and have signed contracts with two additional customers expected to begin service between 2006 — 2009. These customers comprise a diverse customer base consisting of retail stores, office buildings, residential buildings, theaters and government facilities. Customers include a number of landmark Chicago buildings. Office and commercial buildings comprise approximately 70% of the customers. No one customer accounts for more than eight percent of total contracted capacity and only three customers account for more than five percent of total contracted capacity each. The top 20% of customers account for approximately 62% of contracted capacity.
      Our downtown district energy system has sold 85,492 tons of cooling capacity pursuant to contracts under which it is obligated to provide 72,617 tons of continual service and 12,875 tons of chilling capacity to interruptible customers. Service to interruptible customers may be discontinued at any time and in return interruptible customers pay lower prices for the service. We are able to sell continual service capacity in excess of the capacity of our system because customers do not all use their full capacity at the same time. Because of this diversity in customer usage patterns, we have not had to discontinue service to interruptible customers since the initial phases of system construction. Four interruptible customers will become customers requiring continual service in mid-2006. The total interruptible capacity contracted to these four customers is approximately 6,700 tons and we have the system capacity to accommodate this conversion. The conversion of these customers will lead to revenue increases of approximately $1 million per year as these customers will lose their applicable price discounts.

Customer Contracts — General
      We enter into contracts with the owners of the buildings to which the chilling service is provided. The terms of customer contracts vary from customer to customer. Approximately half of our customer contracts expire in the period from 2016 to 2020. The weighted average life of customer contracts as of December 31, 2005 is approximately 14 years.

Customer Contract Expiry
      At expiration, 64% of our customer contracts either automatically renew unless our district energy business terminates them or are silent in relation to renewal. This effectively gives us the ability to re-price these contracts at expiry unless our customers choose to use an alternative source for chilled air. The automatic renewal terms range from five to ten years. The rest of the customer contracts provide the customer with the option to renew the contract at the existing contract pricing for similar renewal terms of five to ten years.
      Because of a lack of competition from other district energy systems and district energy’s advantages over alternative sources of cooling for customers, we believe that a high percentage of our existing contracts will be renewed at expiry. See “— Competition.”

Contract Pricing
      Customers pay two charges to receive chilled water services: a fixed charge, or capacity charge, and a variable charge, or consumption charge. The capacity charge is a fixed monthly charge based on the amount of chilled water that we have contracted to make available to the customer. The consumption charge is a variable charge based on the volume of chilled water actually used during a billing period.
      Adjustments to the capacity charge and consumption charge occur periodically, typically annually, either based on changes in certain economic indices or, under some contracts, at a flat rate. We make the necessary adjustments and then invoice the customer appropriately. Capacity charges generally increase at a fixed rate or are indexed to the Consumer Price Index, or CPI, which is a broad measure of inflation. Consumption charges are generally indexed to changes in a number of economic indices. These economic indices measure changes in the costs of electricity, labor and chemicals in the region in which we operate. While the indices used vary from contract to contract, consumption charges in 90% of our contracts (by capacity) are indexed to indices weighted at least 50% to increases in the Midwest producer price index for commercial electric power, with the balance indexed to costs of labor and chemicals. Hence 45% or $7.2 million of our 2005 consumption revenue for Thermal Chicago is linked to the Midwest producer price index. This weighting is comparable to the composition of Thermal Chicago’s direct expenses, excluding non-cash items, of approximately 50% which are for electricity. The producer price index reflects the cost of electricity across a broad geographic region in the Midwest and, as a result, does not fully reflect changes in electricity costs that occur locally. Changes in this index, which are not in our control, combined with recent significant increases in local power prices, are likely to result in our electricity costs increasing significantly without a corresponding increase in contracted revenues to fully offset the cost. In addition, because our contracts typically adjust consumption charges annually, there is likely to be a significant lag before changes in market prices of electricity are reflected in our contracts overall. We are currently evaluating the components and calculation of the producer price index and alternative contractual price adjustment options to determine whether our contract provisions will allow us to better offset recent increases in electricity costs described above.

Other Contract Terms
      Events of Default and Contract Termination. Customer contracts generally permit termination by the customers if, after an appropriate cure period, we fail to provide the chilled water service or otherwise fail to comply with the terms of the contract. We can terminate the contracts if, after an appropriate cure period, customers fail to make payments to us or otherwise fail to comply with the terms of the contract.
      Make Whole Payments. Except for four contracts that comprise approximately 3% of capacity sold, if a customer wishes to terminate a contract early or we terminate the contract for customer default, then the customer is required to pay a lump sum. While the formulas vary across contracts, the basic principle is that the lump sum payment enables us to recover a portion of the capital that we invested to provide the service to the customer.

      System Failure Damage. If the chilling system fails for reasons other than temporary shutdown for maintenance or force majeure and we default under our contracts, we are generally liable to some degree for damages to the customer. The most common forms of system failure damages provided by the terms of the customer contracts are:

•	capacity charges are abated, typically after three to five consecutive days of no chilled water service;

•	our district energy business becomes responsible for all resulting losses and damages; and

•	our district energy business becomes responsible for all costs of renting and installing temporary chilling equipment.
      Losses and damages are typically defined in the contracts, and in these cases are restricted to physical damages to property, etc. Some contracts are vague in regard to the definitions of losses and damages and therefore give rise to the risk of suit for consequential damages. As a result of these potential damages, we seek to operate with a high level of reliability and an appropriate level of redundancy.
      Change of Ownership Assignment. Generally, the customer is required to obtain our consent to assign its obligations under the contract (which may occur if the customer wishes to sell the property to which we provide service). In some cases, the contract may be assigned without our consent, provided that the assignee meets certain credit standards.

Seasonality
      Approximately half of our revenues come in the form of capacity charges and half in the form of consumption charges. Consumption revenues are higher in the summer months when the demand for chilled water is at its highest and as a consequence, approximately 80% of consumption revenue is received in the second and third quarters of each year. Consumption payments also fluctuate from year to year depending on weather conditions.

Competition
      Thermal Chicago is not subject to substantial competitive pressures. Pursuant to customer contracts, customers are generally not allowed to cool their premises by means other than chilled water service provided by our district energy business. The exception is when we cannot or choose not to provide additional capacity. The customer also may be allowed to operate separate cooling units to be used as back-up for critical operations.
      In addition, the major alternative cooling system available to building owners is the installation of a stand-alone water chilling system (self-cooling). While we consider that competition from self-cooling exists, we do not consider that it has a material impact on the likelihood that the current contracts will be renewed at their scheduled maturity. Installation of a water chilling system (or refurbishment of retired systems for customers who once self-cooled) requires significant building reconfiguration and space and capital expenditure by our customers, whereas our district energy business has the advantage of economies of scale in terms of plant efficiency, staff and power sourcing.
      We believe competition from an alternative district energy system in the Chicago downtown market is unlikely. There are significant barriers to entry including the considerable capital investment required, the need to obtain City of Chicago consent and the difficulty in obtaining sufficient customers given the number of buildings in downtown Chicago already committed under long-term contracts to the use of the system owned by us.

City of Chicago Use Agreement
      We are not subject to specific government regulation, but our downtown Chicago operations are operated subject to the terms of a Use Agreement with the City of Chicago. The Use Agreement establishes the rights and obligations of our district energy business and the City of Chicago for the utilization of certain public ways of the City of Chicago for the operation of our district cooling system. Under the Use

Agreement, we have a non-exclusive right to construct, install, repair, operate and maintain the plants and facilities essential in providing district cooling chilled water and related air conditioning service to customers. The principal provisions of this agreement are summarized below:

•	we are required to pay the City of Chicago annually for the right to use the public ways the greater of (i) $552,000 or (ii) 3% of the total revenue related to the operation, lease, exchange or use of our district cooling system, subject to the City of Chicago’s right to adjust compensation every five years. If the compensation rate is adjusted to exceed 4% of total revenue, then we have certain rights, including arbitration, to dispute the rate increase. We also pay certain surcharges for the use of the City of Chicago’s tunnels;

•	the City of Chicago retains the right to use the public ways for a public purpose and may request that we remove, modify, replace or relocate our facilities at our expense;

•	we are required to post a surety bond or provide a letter of credit in the amount of $5 million to ensure our performance obligations;

•	the City of Chicago has the right to contract with us and our affiliates for the provision of a chilled water service under no less favorable than the most advantageous terms and conditions offered to and accepted by any of our other customers in similar or identical transactions;

•	any expansion of our plants and facilities requires approval by ordinance of the City Council of Chicago; and

•	a prior approval of the City Council of Chicago will be required in the event of a change in control or any transfer or assignment of the Use Agreement.
      The Use Agreement expires on December 31, 2020. Any proposed renewal, extension or modification of the Use Agreement will be subject to the approval by the City Council of Chicago. Prior to the expiration date, the agreement may be terminated by the City of Chicago for uncured material breaches of its terms and conditions by us. If we install any facilities that are not properly authorized under the Use Agreement or if the district cooling system does not conform with the standards generally applied by the City of Chicago, the City of Chicago may impose upon us liquidated damages in the amount of $6,000 per day if we fail to remove, modify, replace or relocate our facilities when requested by the City of Chicago.

Management
      The day-to-day operations of our district energy business are managed by an operating management team located in Chicago, Illinois. Our management team has a broad range of experience that includes engineering, construction and project management, business development, operations and maintenance, project consulting, energy performance contracting, and retail electricity sales. The team also has significant financial and accounting experience.

Business — Northwind Aladdin

Customers
      Approximately 90% of Northwind Aladdin’s cash flows are generated from a long-term contract with the Aladdin resort and casino, with the balance generated from a contract with the Desert Passage shopping mall. The Aladdin resort and casino is located at the center of Las Vegas Boulevard in Las Vegas and includes a 2,567-room hotel, a 100,000 square foot casino and a 75,000 square foot convention and conference facility. Additional buildings are being constructed on the Aladdin property and the Northwind Aladdin plant has the capacity to serve the buildings.
      In 2001, the then owner of the Aladdin resort and casino filed for bankruptcy protection under Chapter 11. Pursuant to a settlement agreement approved by the bankruptcy court, Opbiz, LLC, a consortium comprised of Starwood Hotels and Resorts, Robert Earl, the chairman of Planet Hollywood, and Bay Harbor Management acquired the Aladdin resort and casino in September 2004 for approximately

$600 million including the assumption of debt and equity commitments. Opbiz also assumed the obligations of the Aladdin resort and casino under the contract with Northwind Aladdin.

Contracts
      The existing customer contracts with Aladdin resort and casino and the Desert Passage shopping mall both expire in February 2020. At expiry of the contracts, the plant will either be abandoned by us and ownership will pass to the Aladdin resort and casino for no compensation, or the plant will be removed by us at the cost of the Aladdin resort and casino.

Operations
      The Northwind Aladdin plant has been in operation since 2000 and has the capacity to produce 9,270 tons of chilled water, 40 million BTUs of heating per hour and approximately 5 megawatts of electricity. The plant is manned 24 hours a day. The plant supplies district energy services to its customers via an underground pipe system.

Northwind Aladdin LLC Limited Liability Company Agreement
      Northwind Aladdin LLC’s limited liability company agreement, or the operating agreement, dated March 18, 1999 (as amended on March 15, 2002) provides for, among other things, the ownership rights of its members, NEICO, and ETT Nevada, Inc., respectively. The operating agreement provides that the business and affairs of Northwind Aladdin are managed by or under the direction of a board of managers to which ETT Nevada, Inc. is entitled to appoint three members and NEICO is entitled to appoint one member. Provided all members of the board of managers are present, decisions of the board of managers require the approval of three of the four directors, except for certain reserved matters, including approval of the budget and capital calls, which require unanimous approval. With respect to amendments to the operating agreement, the approval of members owning not less than 80% of the interests is required in addition to unanimous board approval. In the event of a deadlock, the dispute is referred to the chief executive officers of the ultimate parent companies of the members and, if the deadlock remains unresolved, the members can elect to exercise a buy-out mechanism.

Employees
      Our district energy business has 44 full-time employees and one part-time employee. There are 35 plant staff members employed under the terms of contracts with the International Union of Operating Engineers. On December 19, 2005, contracts covering unionized employees were renewed for another three years effective January 15, 2006. In Las Vegas, the contract term is currently four years and expires on March 31, 2009.
Toll Road Business

Overview
      Connect M1-A1 Limited operates the M1-A1 Link Road, or Yorkshire Link, a highway of approximately 19 miles in length that links the M1 and M62 highways south of Leeds and the A1 highway south of Wetherby in England. Connect M1-A1 Limited is responsible under a concession with the U.K. government’s Transport Secretary for the design, building, financing and operation of Yorkshire Link, until 2026. Yorkshire Link is part of the U.K. national highway network and provides a major road link for both national and regional traffic. It also serves a local function by providing a bypass around Leeds and access to the East of Leeds area. Connect M1-A1 Limited had revenue of £47.1 million and operating income of £34.4 million during the year ended March 31, 2005.
      In return for building and operating Yorkshire Link, Connect M1-A1 Limited receives revenues under a shadow tolling system. Under a shadow tolling system, road users do not pay tolls; instead, the U.K. government pays fees or “shadow tolls” to Yorkshire Link based on the volume of user traffic on Yorkshire

Link. Revenue is subject to a predetermined cap, but is protected from reductions in traffic to the extent that projected traffic exceeds the capped revenue level. Traffic has been steadily growing over time.

Our Acquisition
      On December 22, 2004 we acquired 100% of Macquarie Yorkshire Limited, or Macquarie Yorkshire, from Macquarie European Infrastructure plc, or MEIP, an entity that is a member of the Macquarie Infrastructure Group, or MIG, for a total purchase price of $84.7 million including transaction costs. MIG is an infrastructure fund managed by the Macquarie Group that is listed on the Australian Stock Exchange.
      Macquarie Yorkshire owns 50% of Connect M1-A1 Holdings Limited, or CHL, which owns 100% of Connect M1-A1 Limited. Connect M1-A1 Limited is the holder of the Yorkshire Link concession. The remaining 50% interest in CHL is held by Balfour Beatty, one of the United Kingdom’s leading construction companies, concession owners, infrastructure service operators and maintenance providers, for whom the U.K. road sector is a core business.
      We set aside a further £1 million (USD $1.9 million) of the cash acquired through our acquisition of Macquarie Yorkshire to cash collateralize a letter of credit of the same amount required by a lender to Connect M1-A1 Limited as security for funding breakage costs on their fixed rate loan. This cash was released in the fourth quarter 2005 when certain financial tests were met by Connect M1-A1 Limited.

Industry Overview
      Toll roads exist in almost every developed country in the world. Using “user pays” tolls to finance the development of essential road infrastructure represents an alternative to imposing general tax increases. Over the past 25 years, governments in various countries, including Australia and the United Kingdom, faced with fiscal pressures and growing needs for new road infrastructure have sought to have the private sector develop new toll roads. This privatization offers several advantages for governments, including allowing a transfer of development risk, the risk of construction time and cost overruns, actual traffic usage and future maintenance costs, to the private sector.
      In spite of the trend toward privatization, significant impediments limit new road construction. These include required governmental and environmental permits and approvals, scarcity of available land on which to build and significant time and upfront construction costs. For example, construction of Yorkshire Link took approximately three years and cost approximately £300 million.
      Operational toll roads are generally attractive to owners in that road traffic growth, and therefore revenue growth, has historically been quite predictable.
      The use of shadow toll road programs has an established history of operations in the United Kingdom. Yorkshire Link is one of eight shadow toll road programs implemented by the U.K. government since 1996 and was one of the first road programs procured under the U.K. government’s Private Finance Initiative. As compared to a toll road, the shadow tolling system provides a benefit to owners by not requiring the construction and staffing of tollbooths. Sensors embedded in the road surface count the number of cars and trucks traveling on the road. The U.K. government then pays a “shadow toll” on the basis of the traffic volume and the only revenues that need to be accounted for are for payments that are received monthly from the Transport Secretary. Drivers, in turn, do not have to contend with the delays caused by tollbooths.

Business

Operations
      In March 1996, Connect M1-A1 Limited signed a concession with the Transport Secretary to design, build, finance and operate Yorkshire Link for a 30-year contract term in return for shadow tolling revenues. Pursuant to the concession, Yorkshire Link must be operated and maintained by Connect M1-A1 Limited throughout the 30-year period. The concession expires in 2026, when Connect M1-A1 Limited will no longer be entitled to receive revenues and will not be responsible for the maintenance of Yorkshire Link.

      Construction on Yorkshire Link was completed in 1999, and vehicles began using the road that same year. Yorkshire Link is a mature operational phase road with six years of operational history. Therefore, a base level of traffic has been established, and there is substantial management experience within Connect M1-A1 Limited in operating Yorkshire Link.

Concession Revenue
      Pursuant to the concession, shadow toll revenue paid by the Transport Secretary is based on two factors:

•	Traffic Volume. The volume of traffic using Yorkshire Link is categorized either as heavy goods vehicles, which are vehicles over 17 feet in length, such as trucks, and other vehicles, such as cars and motorcycles. Vehicles are counted by traffic measuring equipment placed along the length of the road. For traffic measurement purposes, the total length of all the sections of Yorkshire Link is 26.3 kilometers (16.4 miles).

•	Fees. A fee per vehicle-kilometers, or vkms, which varies annually, is determined based upon the type of vehicle and the number of vkms in various (4) “bands,” pursuant to a formula.

Calculation of Revenue
      The amount payable to Connect M1-A1 Limited for each vkm traveled by heavy goods vehicles and other vehicles is determined through the use of bands. Each vehicle category has four traffic volume bands, and different amounts are payable per vkm in each band.
      Historical revenue calculations under each band are as follows:
      For the concession year ended March 31, 2005, other vehicles traffic was 634.8 million vkms, and revenue calculations were as follows:

Band	vkms	Payment	Revenue

	(In millions)	(Pence per vkm)	(£ in millions)
1	0 - 403.1	4.76	£19.2
2	403.1 - 511.1	3.65	3.9
3	511.1 - 653.1	3.19	3.9
4	Over 653.1	—	—

			£27.0

      For the concession year ended March 31, 2005, heavy goods vehicles traffic was 148.4 million vkms, and revenue calculations were as follows:

Band	vkms	Payment	Revenue

	(In millions)	(Pence per vkm)	(£ in millions)
1	0 - 127.2	13.91	£17.6
2	127.2 - 147.2	10.94	2.2
3	147.2 - 161.2	14.84	0.2
4	Over 161.2	—	—

			£20.0

      For the concession year ended March 31, 2004, other vehicles traffic was 624.8 million vkms, and revenue calculations were as follows:

Band	vkms	Payment	Revenue

	(In millions)	(Pence per vkm)	(£ in millions)
1	0 - 395.2	4.79	£18.9
2	395.2 - 503.2	3.60	3.9
3	503.2 - 645.2	3.15	3.8
4	Over 645.2	—	—

			£26.6

      For the concession year ended March 31, 2004, heavy goods vehicles traffic was 144.6 million vkms, and revenue calculations were as follows:

Band	vkms	Payment	Revenue

	(In millions)	(Pence per vkm)	(£ in millions)
1	0 - 124.1	14.08	£17.5
2	124.1 - 144.1	10.80	2.2
3	144.1 - 158.1	14.64	0.1
4	Over 158.1	—	—

			£19.8

      Each year the bands are adjusted and payments per vkm of traffic in the various bands are subject to a series of escalation adjustments as follows:

•	band 1 increases in size each year by 2% for other vehicles and 2.5% for heavy goods vehicles. Bands 2 and 3 are also increased to maintain a constant width in vkms, and Band 4 has no upper limit. In addition, the payment per vkm of traffic for Band 1 is reduced by an equivalent proportion. The net effect of these changes is that if annual traffic is above Band 1, then the revenue generated from Band 1 remains constant, ignoring the other two revenue adjustments discussed below. The same result applies if annual traffic is above Band 2 and Band 3 — revenue generated from those bands remains constant, ignoring the other two revenue adjustments discussed below;

•	the payments per vkm of traffic in each of the bands are partially indexed to movement in the U.K. Retail Price Index, a measure of inflation in the United Kingdom. Band 1 payments per vkm are escalated by 38% of the Retail Price Index and Bands 2 and 3 by 40% of the Retail Price Index each year;

•	it should be noted that in the absence of traffic growth or inflation, total revenues will decline through time as a consequence of these band adjustments; and

•	a final global factor, which varies from time to time, is applied to the payment per vkm of traffic in all bands. This global factor remains constant until September 2007, when it decreases by 0.2% and then increases in September 2010 by 8.9%. In March 2014, this global factor will have the effect of reducing revenue per vkm significantly, and less significant downward revisions will also occur in 2017 and 2020. These global factors were set in 1996 when the concession was signed, the purpose of which was to ensure that revenues generally followed the underlying cost profile of Connect M1-A1 Limited (as originally projected) and, in particular, its debt service obligations. The current debt repayment schedule recognizes and accommodates these revenue reductions in the future.
      Adjustments are also made for lane closure charges and certain other matters, if required. Lane closure charges have been very minor to date, and they have been largely passed through to subcontractors responsible for such lane closures. The calculation is made within a few months after the end of the concession year when all the required variables have been determined.

      Under the concession, the Transport Secretary makes provisional payments to Connect M1-A1 Limited each month, equal to the previous year’s traffic payment divided by twelve. In practice, it may take a few months to agree on the final traffic payment for each concession year, in which case monthly provisional payments continue at the prevailing rate. When the payment due to Connect M1-A1 Limited under the concession has been finally calculated, there is an annual reconciliation so that any under- or over-payment to date is corrected. The traffic payment for the year ended March 31, 2005 was £46.162 million. As a result, in the concession year ending March 31, 2006, Connect M1-A1 Limited has provisional payments of approximately £3.93 million (USD $6.86 million) per month. Year to date vehicle kilometers is 2.0% under forecast for heavy goods vehicles and 1.0% under forecast for other vehicles.

Factors Likely to Affect Future Traffic Flows
      We believe that there is one new road development, the East Leeds Link, that will affect future traffic flows on Yorkshire Link. It is a new road connecting an existing junction near the midpoint of Yorkshire Link to Leeds city center. We expect that East Leeds Link will slightly increase traffic on Yorkshire Link when it opens. It is scheduled to open in 2008.
      The West Yorkshire Local Transport Plan, or LTP, which was published in 2000, sets forth the local context for transportation in which Yorkshire Link operates, although Yorkshire Link also carries longer-distance traffic and is less sensitive to local factors than the surrounding local roads. The target for traffic growth on all roads in West Yorkshire established by the LTP is 5% from 1999 to 2011. This compares with U.K. government forecasts of between 8.5% and 15.2% for the region over the same period.
      The LTP also includes plans for the Leeds Supertram network of three tram lines, which may have some negative impact on growth of Yorkshire Link traffic. The lines were programmed to be fully operational in 2007, but the project has been subject to delays and it now looks unlikely to proceed in the foreseeable future.

Operations and Maintenance
      Under the terms of the concession, Connect M1-A1 Limited is responsible for the operation and maintenance of Yorkshire Link. Connect M1-A1 Limited is also responsible for the lighting and associated energy costs and the communications systems on the road. The police are responsible for managing traffic flow, although Connect M1-A1 Limited is required to provide assistance in the event of accidents.
      The operations and maintenance activity and the management of the concession requirements are managed and coordinated by a small operations team consisting of a staff of six seconded from Balfour Beatty. The cost of the management team is recovered from Connect M1-A1 Limited based on a cost-plus formula. Operations have been substantially subcontracted under contracts of varying duration. There are an additional 14 full-time employees of subcontractor organizations on site. These subcontractor contracts represented approximately 60% of the routine maintenance costs for the 2005 concession year.
      Connect M1-A1 Limited has met the operational requirements of the concession over the six years it has operated and maintained Yorkshire Link. The operations and maintenance requirements of the concession can be described in the following categories:

•	routine operations and maintenance, including landscape management, cleaning work, replacing faulty lighting, repairing fencing and crash barriers resulting from traffic accidents, maintaining the communications and traffic counting equipment, structural inspections, spreading salt and clearing snow and periodically verifying the traffic counting data; and

•	periodic maintenance, consisting mainly of repair, resurfacing and reconstruction work that is required from time to time to restore basic qualities, such as skid resistance, to the road pavement, and to extend the life of the road by adding extra strength to meet increased traffic loadings.
      There are penalty point and warning notice provisions in the concession that may be imposed if there are deficiencies in the way Connect M1-A1 Limited manages its operations and maintenance responsibili-

ties. Connect M1-A1 Limited has not received any penalty points or warning notices since Yorkshire Link opened.

Traffic Counting
      Traffic is counted by traffic measurement equipment, which has been installed in accordance with the specifications of the U.K. Highways Agency. Traffic is counted in each direction at nine sites that lie between each junction of Yorkshire Link. At each site, each lane, including the hard shoulder, is equipped with a pair of electromagnetic inductive loops buried in the roadway. The loops detect passing vehicles and record the passage in a counter unit. The loops also enable the length of vehicles to be measured in order to categorize vehicles into heavy goods vehicles and other vehicles. Software in the roadside equipment compares the output from adjacent lanes and automatically allows for the effects of vehicles straddling lanes. Periodic reports generated from a central computer form the basis of the annual calculation of vkms on which payment to Connect A1-M1 Limited is based. When data is missing or corrupted, a patching procedure to which the U.K. Highways Agency has agreed is used to estimate the missed vehicles. In addition, traffic flows are recorded on video and compared with loop data for consistency.

Warranty for Defects
      Connect M1-A1 Limited subcontracted the design and building of Yorkshire Link to a construction joint venture consisting of Balfour Beatty CE Ltd. and Skanska Construction U.K. Ltd. In addition to the construction of the new route, the initial construction works included improvements to sections of the existing road.
      The construction joint venture is obligated under a twelve-year warranty for latent defects that expires in 2011. The construction joint venture also has extended the warranty to cover defects in the sections of the road that were in existence when its works began. The construction joint venture has indemnified Connect M1-A1 Limited in respect of any consequential losses, except in relation to the sections of the existing road, and any lane closure charges that may be incurred as a result of such defects. The obligations of the construction joint venture partners are joint and several, and they are supported by guarantees from Balfour Beatty and Skanska AB. Cracking defects have been identified on the road surface on certain sections of Yorkshire Link and these have required resurfacing repairs to be carried out at the construction joint venture’s expense. Connect M1-A1 Limited believes any such further defects would be the responsibility of the construction joint venture, which is investigating the problem with the help of its consultants. Connect M1-A1 Limited is waiting to receive a proposal from the construction joint venture as to how the construction joint venture intends to deal with the problem in the longer term.

Employees
      Connect M1-A1 Limited has no employees. All operational staff are either employed by Balfour Beatty and seconded to Connect M1-A1 Limited or employed by the various subcontractors.

Shareholders’ Agreement
      We are a party to a shareholders’ agreement with Balfour Beatty that governs the relationship of the shareholders in CHL (formerly Yorkshire Link (Holdings) Limited) and Connect M1-A1 Limited (formerly Yorkshire Link Limited). The shareholders’ agreement effectively requires the consent of Macquarie Yorkshire and Balfour Beatty for any decisions relating to these companies.
      Based on current shareholdings, Macquarie Yorkshire and Balfour Beatty are each allowed to appoint three directors to the boards of CHL and Connect M1-A1 Limited. Currently, each has appointed two directors. Voting is pro rata with the shareholding being represented. All routine matters are decided by majority vote. Certain matters are reserved and determined on the basis of approval by not less than 90% of total shares. Such matters include amending the shareholders’ agreement or the constitutional documents of CHL or Connect M1-A1 Limited, the winding up of CHL or Connect M1-A1 Limited, acquisitions and disposals of companies by CHL or Connect M1-A1 Limited, and tendering for new work by CHL or

Connect M1-A1 Limited. In addition, certain other matters relating to CHL and Connect M1-A1 Limited are reserved, requiring approval of directors appointed by a shareholder holding not less than 49% of the total shares. The shares of CHL and Macquarie Yorkshire are subject to preemption rights, and, in CHL’s case, they also are subject to tag-along rights by shareholders owning more than 5% of the total shares.
      In addition, the shareholders’ agreement requires all post-tax profits to be paid to shareholders as dividends, to the extent permitted by law and subject to making prudent reserves.
Our Investment in MCG

Overview
      MCG is an investment vehicle that has been listed on the Australian Stock Exchange, or ASX, since August 2002. MCG’s mandate is to acquire investments in communications infrastructure, such as broadcast transmission towers, wireless communications towers and satellite infrastructure, around the world. We have invested in MCG because it seeks to provide investors with sustainable dividend yields and the potential for capital growth through investments in communications infrastructure businesses or assets. Currently, MCG has two investments. MCG owns a 100% holding in Broadcast Australia, an Australian television and radio broadcast transmission provider, and a 54% interest in Arqiva (formerly ntl:Broadcast) that it acquired on January 31, 2005. Arquiva is a provider of broadcast transmission and site leasing infrastructure operator in the United Kingdom and the Republic of Ireland.

Our Acquisition
      On December 22, 2004 we acquired 16.5 million stapled securities issued by MCG from Macquarie Investments Australia Pty Limited, for a total purchase price of USD $70 million. Our investment represents a 4% interest in Macquarie Communications Infrastructure Group.

Business

Operations
      Broadcast Australia is the owner and operator of the most extensive broadcasting tower network in Australia and provides transmission services to the Australian Broadcasting Corporation, or ABC, and Special Broadcasting Service Corporation, or SBS, plus other services to regional television and other media, telecommunications and community organizations. Broadcast Australia operates approximately 600 transmission tower sites located across metropolitan, regional and rural Australia. Broadcast Australia owns or operates under leases at the majority of its sites.
      Broadcast Australia derived approximately 87% of its revenue for the fiscal year ended June 30, 2005 from contracts with ABC and SBS. Generally, the contracts with ABC and SBS are over the long term, often 10 to 15 years. ABC and SBS receive most of their funding from the Australian Commonwealth government under a triennial funding arrangement. The funding allocated by the Commonwealth government for the purposes of broadcast transmission cannot be applied to other uses. Revenue from Broadcast Australia increased 14.3% for the fiscal year ended June 30, 2005.
      Broadcast Australia is in the process of rolling out digital transmission services that it is contracted to introduce under its agreements with ABC and SBS. Under the agreements, as Broadcast Australia rolls out digital transmission services across its sites, it will earn additional revenue from the provision of digital broadcasts. The rollout of digital transmission will require significant capital expenditure, which is expected to be funded through an existing AUD $150 million Broadcast Australia debt facility. This debt facility has AUD $20 million outstanding at June 30, 2005. It is expected that future drawdowns may be made depending on Broadcast Australia’s future capital expenditure requirements. To the extent that the facility is drawn on its maturity date on June 26, 2006, it will need to be renewed or refinanced.
      Arqiva is one of the leading national broadcast transmission and site leasing infrastructure operators in the United Kingdom and provides coverage to 98.5% of the U.K. population. It is also the second largest independent wireless site leasing provider. The business comprises three operating divisions. The Media

Solutions division provides analogue and digital terrestrial transmission services to TV and radio broadcasters and end-to-end satellite transmission and playout services to direct-to-home and other customers. The Wireless Solutions division operates the second largest independent portfolio of wireless towers and sites available for lease in the United Kingdom, providing services to all major mobile network operators and other network owners. The Public Safety division is the largest provider of managed radio communications services to emergency service organizations across the United Kingdom and the Republic of Ireland.

Future Investments
      It is expected that MCG will make investments in other communications infrastructure businesses or assets in the future, although it will need to raise new equity to fund any significant acquisitions. It is possible that these investments will be partly funded through the issue of new MCG securities. We may have the opportunity to purchase additional MCG securities in such instances; however, we will have no obligation to do so.

Management
      MCG is managed by Macquarie Communications Infrastructure Management Limited, an affiliate of our Manager. MCG’s manager earns a base fee and may earn a performance fee. The base fee is calculated and paid quarterly based on the net investment value (market capitalization plus borrowings and commitments less cash and cash equivalents). The performance fee is paid semi-annually if MCG’s performance exceeds that of the S&P ASX 200 Industrials Accumulation Index.
      Base fees payable by us to our Manager are reduced by the fees paid by MCG to its manager to the extent that they are attributable to our interest in MCG. As a result, there is no duplication of base management fees received by members of the Macquarie Group with respect to MCG.

Trading History
      The securities of MCG were listed on the ASX on August 13, 2002 at an issue price of AUD $2.00. The table below outlines the quarterly trading history of MCG securities in Australian dollars from listing through the quarter ended December 31, 2005. Since its inception, MCG has paid distributions per stapled security of AUD $0.075 on February 12, 2003, AUD $0.08 on August 12, 2003, AUD $0.112 on February 12, 2004, AUD $0.118 on August 12, 2004, AUD $0.144 on February 14, 2005, AUD $0.146 on August 12, 2005, and AUD $0.195 on February 13, 2006.

				Average Daily
Quarter Ended	High Price	Low Price	Closing Price	Volume

	(In Australian dollars)
September 30, 2002	2.02	1.60	1.96	1,159,347
December 31, 2002	2.23	1.86	2.20	379,341
March 31, 2003	2.61	2.10	2.43	332,041
June 30, 2003	3.61	2.42	2.97	343,859
September 30, 2003	3.14	2.80	2.92	369,734
December 31, 2003	3.26	2.83	3.03	361,148
March 31, 2004	3.52	3.02	3.49	204,070
June 30, 2004	3.73	3.35	3.68	201,911
September 30, 2004	4.71	3.60	4.71	209,211
December 31, 2004	5.91	4.65	5.52	812,698
March 31, 2005	6.44	5.58	5.65	1,458,232
June 30, 2005	6.60	5.75	6.30	1,379,168
September 30, 2005	6.74	5.79	5.93	1,221,338
December 31, 2005	6.04	5.50	5.68	1,030,775

Our Investment in South East Water

Overview
      South East Water, or SEW, is a regulated clean water utility located in southeastern England and is the sole provider of water to almost 600,000 households and industrial customers. It is the second largest water-only company in England, supplying approximately 105 million gallons of water per day to 1.4 million people across two sub-regions. Its supply area covers approximately 1,390 square miles of Kent, Sussex, Surrey, Hampshire and Berkshire.

Our Acquisition
      We own 17.5% of SEW through an equivalent holding in Macquarie Luxembourg Water SarL, or Macquarie Luxembourg, the indirect holding company for SEW. We acquired this investment because we believe that the cash yields and total returns available from investments in regulated utilities in the United Kingdom are attractive given the mature and transparent regulatory environment. A 50.1% controlling interest in SEW is held through a controlling interest in Macquarie Luxembourg by the Macquarie European Infrastructure Fund, or MEIF, a vehicle that is managed by an affiliate of our Manager. MEIF is an unlisted infrastructure investment fund focused on making medium-term investments in infrastructure assets in Europe. We believe MEIF’s approach to the ownership and oversight of SEW is consistent with our approach. Three other institutional investors, including another investment vehicle managed by the Macquarie Group holding 7.4%, have minority interests in SEW through minority interests in Macquarie Luxembourg. Members of the Macquarie Group are paid fees for providing management services to SEW. The base fees payable by us to our Manager under the management services agreement will be reduced by the portion of such non-performance-based management fees paid by SEW to the Macquarie Group that are attributable to our interest in SEW. As a result, there will be no duplication of base management fees received by members of the Macquarie Group with respect to SEW.

Industry Overview
      The water sector of the public utilities industry in England and Wales was privatized by the U.K. government in 1989 and 1990. It consists of ten water and sewerage companies and thirteen water-only companies. Water supply activities in England and Wales are principally regulated by the provisions of the Water Industry Act of 1991 and the Water Act of 2003, which we together refer to as the Water Industry Act, and regulations made under the Water Industry Act. Water-only companies are granted a license pursuant to that legislation. The provisions of the Water Industry Act, together with the license, are administered by the Director General of Water Services, who is aided by the Office of Water Services, or Ofwat. The responsibilities of Ofwat include the setting of limits on allowed water charges and monitoring and enforcing license obligations. From April 1, 2006, regulatory responsibilities will be taken over by the new Water Services Regulation Authority, with an improved board structure. The current Director General of Ofwat has been appointed Chairman of the new body. In addition to compliance with Ofwat regulations, water companies in England and Wales are also required to meet drinking water quality standards monitored by the U.K. Drinking Water Inspectorate and general environmental law enforced by the U.K. Environment Agency.
      As water and sewage companies and water-only companies are natural monopolies, the prices that they are allowed to charge their customers for water are regulated by Ofwat. Every five years, Ofwat determines prices for the provision of water services for the upcoming five years based on an inflation and efficiency calculation. On December 2, 2004, Ofwat released its determination with respect to the prices that English and Welsh water companies, including SEW, are permitted to charge for the current price review period, which runs from April 1, 2005 to March 31, 2010. See “— Business — Regulation” below.

Business

Operations
      Approximately 70% of SEW’s water is supplied from boreholes and aquifers, 20% is supplied from rivers and reservoirs and 10% is supplied under bulk supply contracts with neighboring water utilities Three Valleys Water plc and Southern Water Services Ltd. SEW’s security of supply rating from Ofwat, is currently rated C, but improvement is expected through the provision of enhanced bulk supply infrastructure.
      SEW has a sophisticated telemetry-based system for monitoring water quality, flows, pressures and reservoir levels. Each water treatment works has a local monitoring system that checks these variables and relays data to an outstation unit that regulates activity levels at the treatment works and feeds data to a centralized operation center at the Haywards Heath headquarters. The headquarters is manned constantly.
      SEW balances supply and demand in line with industry best practices and is required to establish a 25-year plan for sustainable water resources acceptable to the U.K. Environment Agency and Ofwat. This plan is a combination of resource development and demand management measures, all of which are assessed on an economic basis before inclusion.
      Following one of the driest winters on record, on July 30, 2005 South East Water implemented its first hosepipe ban since 1995. A long, dry summer and persistently low rainfall this winter has meant that the ban is still in force, with a continued minimal impact on the regulatory score. With the drought showing little sign of abating, further water conservation options are under consideration.
      Leakage detection and control continues to play an important role in demand management within SEW. SEW had the greatest percentage reduction of leakage levels in the year ended March 31, 2002 compared to any other water company in England and Wales. SEW met its leakage targets for March 2004 and 2005 and is on target to reach Ofwat’s economic level of leakage target for March 2006.
      In common with other water companies in England and Wales, SEW’s assets vary widely in age (with some over 100 years old), size and type but are generally constructed using industry-standard materials and technology in use at the time of their construction. SEW has developed a sophisticated system for the management and replacement of its assets based principally on the assessed risk and consequences of failure. Overall capital investment levels are targeted at maintaining a constant average level of risk across SEW’s area of supply. Individual programs aim to reduce risk in high risk areas. Water industry assets tend to be long-lived and SEW’s assets are no exception. Major assets are rarely completely replaced; short- to medium-life items (e.g., pumps, electrical switch-gear, instruments) can be replaced several times during the life of a treatment facility and a new plant can be fitted into existing buildings. Higher quality standards are often met by incrementally adding new treatment processes. Further capacity can be met by adding additional process streams to existing facilities. SEW is planning £174 million of investment to improve the reliability of supply and to fund expansion during the April 2005 to March 2010 regulatory period. SEW expects to finance this investment through drawings under its existing debt facilities. As discussed below, pursuant to the approach utilized by Ofwat to determine SEW’s pricing, SEW will be entitled to earn sufficient revenue from its customers to enable it to adequately service this increased indebtedness.

Regulation
      Ofwat determines the prices that SEW can charge its customers using an approach designed to enable SEW to earn sufficient revenues to recover operating costs, capital infrastructure renewal and taxes and to generate a return on invested capital, while creating incentives for SEW to operate efficiently. The outcome of the regulatory review process is the publication of k-factors by Ofwat for each year in the price review period. The k-factor is the amount that SEW is allowed to adjust its prices for water services for each year relative to inflation. For example, a k-factor of 5% in a given year would mean that SEW is allowed to increase its prices by inflation plus 5% in that year.
      The use of the k-factor also is designed to create incentives for water-only companies and water and sewage companies to generate efficiencies that can later be passed on to customers. Performance targets are established by reference to a company’s individual circumstances and its performance relative to other companies in the sector. Over the course of the current price review period, SEW has improved in all of its key performance areas, including customer service, leakage, water quality and operating efficiency.
      In determining the annual k-factors, Ofwat is under a statutory duty to consider:

•	SEW’s ability to properly carry out its functions (including legal obligations such as meeting drinking water quality standards monitored by the Drinking Water Inspectorate);

•	the revenue SEW will need to finance its functions and earn a reasonable rate of return on its investment needed to meet its legal obligations;

•	the promotion of efficiency and economy (through rewards and penalties); and

•	the facilitation of competition.
      The following annual k-factors were set for SEW in the 1999 price review for the April 1, 2000 to March 31, 2005 price review period:

Year Ended March 31,	2001	2002	2003	2004	2005

k-factor (additive to the rate of inflation)	(16.1)%	(1.0)%	(1.5)%	0%	0%
      The reduction in prices for the year to March 31, 2001 reflected the return to customers of efficiencies achieved by SEW in the five years prior to March 31, 2000, together with a new target for further efficiencies. SEW has to date outperformed this regulatory target for the 1999 price review period. On December 2, 2004, Ofwat issued its final determination for the April 1, 2005 to March 31, 2010 price review period. The determination establishes an average k-factor over the period of 3.7% (i.e., SEW is permitted to increase prices at an annual rate of inflation plus 3.7%) with the following k-factor for each year in the period:

Year Ended March 31,	2006	2007	2008	2009	2010

k-factor (additive to the rate of inflation)	15.8%	2.3%	2.2%	0.5%	(1.6)%

Environmental
      SEW is required to comply with various environmental legislation, including the U.K. Wildlife and Countryside Act of 1981, and the environmental requirements of the Water Industry Act. These obligations are proactively managed pursuant to SEW’s sustainable development policy.

Employees
      As of December 2005, SEW had approximately 420 employees. A minority of SEW’s employees are members of trade unions.
      At January 31, 2005, SEW’s defined benefit plans had assets of £106.5 million (USD $189.9 million). At March 31, 2005, SEW had a deficit against the actuarial assessment of liabilities of £15 million (USD $28 million). SEW has taken a number of steps to address this deficit, including closing the plan to new members in July 2002 and increasing employer contributions from 13.8% to 20.0% of pensionable remuneration beginning January 1, 2004 and to 30% beginning April 2005. SEW also increased employee contributions from 6% to 7% of pensionable remuneration beginning January 1, 2004. In addition, SEW raised the age required to qualify for an unreduced pension upon redundancy to 55 for those who were not yet 50 years old by July 1, 2003. Also SEW limited the conditions to qualify for an incapacity pension. Currently, the company is in discussion with its employees, trade unions and staff council to increase member contributions to 8% at April 2006 and 9% at April 2007.
      SEW believes they have efficiently managed their defined benefit pension plans. In addition to the measures discussed above, in its final determination Ofwat has permitted SEW to recover half of its deficit as of March 31, 2004 through increased prices. To the extent that future funding costs increase beyond the level of funding provided by Ofwat, these future costs may be recoverable in future pricing.

      On February 3, 2006, the Managing Director resigned. A search is currently underway for her replacement. The company does not expect any material impact to operations as a result.

Shareholders’ Agreement
      Following the acquisition of our interest in SEW, we became a party to a shareholders’ agreement relating to Macquarie Luxembourg. The other parties to the agreement are MEIF, which holds 50.1% of Macquarie Luxembourg, and three other minority investors, which hold a combined 32.4% of Macquarie Luxembourg including another investment vehicle managed by the Macquarie Group, which holds 7.4%.
      We have no influence over the choice of the board of directors of Macquarie Luxembourg. The board of directors is authorized to make all decisions necessary to manage the affairs of Macquarie Luxembourg, except for certain reserved matters that require approval of 75% of the shareholders and other matters that require approval of all shareholders.
      The shareholders’ agreement requires all shareholders to use their powers to cause Macquarie Luxembourg’s directly owned subsidiary to make the maximum possible distribution to shareholders each year. This provision cannot be changed without our consent.
      The shares of Macquarie Luxembourg are subject to preemption rights. Our ability to subsequently transfer our interest in Macquarie Luxembourg is subject to rights of first refusal that are exercisable by MEIF in priority to the other shareholders (with whom we have the right to exercise such rights on the same terms). In the event that MEIF sells all (but not some) of its interest in Macquarie Luxembourg, all other shareholders are required to sell their interests to the same buyer on the same terms. In the event that MEIF sells some but not all of its interest in Macquarie Luxembourg, all other shareholders may sell some or all of their interests on the same terms.
Our Employees
      We have a total of 2,124 employees in our consolidated businesses of which 21% in the aggregate are subject to collective bargaining agreements. The company and the trust do not have any employees.
AVAILABLE INFORMATION
      We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the operations of the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Macquarie Infrastructure Company) file electronically with the SEC. The SEC’s website is www.sec.gov.
      Our website is www.macquarie.com/mic. You can access our Investor Center through this website. We make available free of charge, on or through our Investor Center, our proxy statements, annual reports to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available through our Investor Center statements of beneficial ownership of the trust stock filed by our Manager, our directors and officers, any 10% or greater shareholders and others under Section 16 of the Exchange Act.
      You can also access our Governance webpage through our Investor Center. We post the following on our Governance webpage:

•	Trust Agreement of Macquarie Infrastructure Company Trust

•	Operating Agreement of Macquarie Infrastructure Company LLC

•	Management Services Agreement

•	Corporate Governance Guidelines

•	Code of Ethics and Conduct

•	Charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee

•	Policy for Shareholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Company

•	Information for Shareholder Communication with our Board of Directors, our Audit Committee and our Lead Independent Director
      Our Code of Ethics and Conduct applies to all of our directors, officers and employees as well as all directors, officers and employees of our Manager. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, or NYSE, on our website. The information on our website is not incorporated by reference into this report.
      You can request a copy of these documents at no cost, excluding exhibits, by contacting Investor Relations at 125 West 55th Street, 22nd Floor, New York, NY 10019 (212-231-1000).

Item 1A.	Risk Factors
      An investment in shares of trust stock involves a number of risks. Any of these risks could result in a significant or material adverse effect on our results of operations or financial condition and a corresponding decline in the market price of the shares.
Risks Related to Our Business

We have only operated as a combined company since December 2004, during which time we devoted significant resources to integrating our businesses, thereby diverting attention from strategic initiatives.
      We completed our initial public offering and the acquisition of our initial businesses and investments in December 2004 and completed additional acquisitions in our airport services business and airport parking business during 2005. Furthermore, with the exception of our district energy business, prior to our acquisition all of our businesses were privately owned and not subject to financial and disclosure requirements and controls applicable to U.S. public companies. We have expended significant time and resources throughout our operations to develop and implement effective systems and procedures, including accounting and financial reporting systems, in order to manage our operations on a combined basis as a consolidated U.S. public company. As a result, these businesses have been limited, and may continue to be limited, in their ability to pursue strategic operating initiatives and achieve our internal growth expectations. In addition, due to our short operating history as a consolidated U.S. public company, the performance of our consolidated business during its first year of operations may not be an accurate indicator of our prospects for future years.

In the event of the underperformance of our Manager, we may be unable to remove our Manager, which could limit our ability to improve our performance and could adversely affect the market price of our shares.
      Under the terms of the management services agreement, our Manager must significantly underperform in order for the management services agreement to be terminated. The company’s board of directors cannot remove our Manager unless:

•	our shares underperform a weighted average of two benchmark indices by more than 30% in relative terms and more than 2.5% in absolute terms in 16 out of 20 consecutive quarters prior to and including the most recent full quarter, and the holders of a minimum of 66.67% of the outstanding trust stock (excluding any shares of trust stock owned by our Manager or any affiliate of the Manager) vote to remove our Manager;

•	our Manager materially breaches the terms of the management services agreement and such breach continues unremedied for 60 days after notice;

•	our Manager acts with gross negligence, willful misconduct, bad faith or reckless disregard of its duties in carrying out its obligations under the management services agreement, or engages in fraudulent or dishonest acts; or

•	our Manager experiences certain bankruptcy events.

      Our Manager’s performance is measured by the market performance of our shares relative to a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to our U.S. and non-U.S. equity investments. As a result, even if the absolute market performance of our shares does not meet expectations, the company’s board of directors cannot remove our Manager unless the market performance of our shares also significantly underperforms the weighted average of the benchmark indices. If we were unable to remove our Manager in circumstances where the absolute market performance of our shares does not meet expectations, the market price of our shares could be negatively affected.

Our Manager can resign on 90 days’ notice and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations which could adversely affect our financial results and negatively impact the market price of our shares.
      Our Manager has the right, under the management services agreement, to resign at any time on 90 days’ notice, whether we have found a replacement or not. Australian banking regulations that govern the operations of Macquarie Bank Limited and all of its subsidiaries, including our Manager, require that subsidiaries of Australian banks providing management services have these resignation rights.
      If our Manager resigns, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our shares may decline. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses and investments are likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.
      Furthermore, if our Manager resigns, the trust, the company and its subsidiaries will be required to cease using the Macquarie brand entirely, including changing their names to remove any reference to “Macquarie.” This may cause the value of the company and the market price of our shares to decline.

Our holding company structure may limit our ability to make regular distributions to our shareholders because we will rely on distributions both from our subsidiaries and the companies in which we hold investments.
      The company is a holding company with no operations. Therefore, it is dependent upon the ability of our businesses and investments to generate earnings and cash flows and distribute them to the company in the form of dividends and upstream debt payments to enable the company to meet its expenses and to make distributions to shareholders. The ability of our operating subsidiaries and the businesses in which we will hold investments to make distributions to the company is subject to limitations under the terms of their debt agreements and the applicable laws of their respective jurisdictions. If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our businesses and investments, the company may not be able to declare or may have to delay or cancel payment of distributions on its shares.

Our businesses and the businesses in which we have invested have substantial indebtedness, which could inhibit their operating flexibility.
      As of December 31, 2005, on a consolidated basis, we had total long-term debt outstanding of $611 million, excluding affiliated debt relating to our toll road business, all of which is currently at the operating company level. All of this debt has recourse only to the relevant business. The companies in which we have investments also have debt. The terms of this debt generally require our operating businesses and the companies in which we have investments to comply with significant operating and financial covenants. The ability of each of our businesses and investments to meet their respective debt service obligations and to repay their outstanding indebtedness will depend primarily upon cash produced by that business.
      This indebtedness could have important consequences, including:

•	limiting the payment of dividends and distributions to us;

•	increasing the risk that our subsidiaries and the companies in which we hold investments might not generate sufficient cash to service their indebtedness;

•	limiting our ability to use operating cash flow in other areas of our businesses because our subsidiaries or the companies in which we hold investments must dedicate a substantial portion of their operating cash flow to service their debt;

•	limiting our and our subsidiaries’ ability to borrow additional amounts for working capital, capital expenditures, debt services requirements, execution of our internal growth strategy, acquisitions or other purposes; and

•	limiting our ability to capitalize on business opportunities and to react to competitive pressures or adverse changes in government regulation.
      If we are unable to comply with the terms of any of our various debt agreements, we may be required to refinance a portion or all of the related debt or obtain additional financing. We may be unable to refinance or obtain additional financing because of our high levels of debt and debt incurrence restrictions under our debt agreements. We also may be forced to default on any of our various debt obligations if cash flow from the relevant operating business is insufficient and refinancing or additional financing is unavailable, and, as a result, the relevant debt holders may accelerate the maturity of their obligations.

The audited financial statements of the company do not include meaningful comparisons to prior years.
      The audited financial statements of the company at and for the year ended December 31, 2004 include consolidated results of operations and cash flows only for the period from the date of acquisition to year end. Only our audited financial statements for our 2005 fiscal year contain full-year consolidated results of operations and cash flows. As a result, we cannot provide meaningful year-to-year comparisons until after the end of our 2006 fiscal year and cannot provide investors with a year over year comparative analysis of our business on a consolidated basis. The comparative analysis of our operating segments that we do present may not reflect all matters that a consolidated comparative analysis would.

We own minority interests in our investments and may acquire similar minority interests in future investments, and consequently cannot exercise significant influence over their business or the level of their distributions to us, which could adversely affect our results of operations and our ability to generate cash and make distributions.
      We own minority positions in the investments in MCG and SEW and have limited legal rights to influence the management of those businesses or any other businesses in which we make minority investments. MCG is managed by an affiliate of our Manager and SEW is majority owned by an entity that is managed by an affiliate of our Manager. These entities may develop different objectives than we have and may not make distributions to us at levels that we anticipate. Our inability to exercise significant influence over the operations, strategies and policies of the businesses in which we have, or may acquire, a minority interest means that decisions could be made that could adversely affect our results and our ability to generate cash and pay distributions on our shares.

Our ability to successfully implement our growth strategy and to sustain and grow our distributions depends on our ability to successfully implement our acquisition strategy and manage the growth of our business.
      A major component of our strategy is to acquire additional infrastructure businesses both within the sectors in which we currently operate and in sectors where we currently have no presence. Acquisitions involve a number of special risks, including failure to successfully integrate acquired businesses in a timely manner, failure of the acquired business to implement strategic initiatives we set for it and/or achieve expected results, failure to identify material risks or liabilities associated with the acquired business prior to its acquisition, diversion of management’s attention and internal resources away from the management of existing businesses and operations, and the failure to retain key personnel of the acquired business. We expect to face competition for acquisition opportunities, and some of our competitors may have greater financial resources or access to financing on more favorable terms than we will. This competition may limit our acquisition opportunities, may lead to higher acquisition prices or both. While we expect that our relationship with the Macquarie Group will help us in making acquisitions, we cannot assure you that the benefits we anticipate will be realized. The successful implementation of our acquisition strategy may result in the rapid growth of our business which may place significant demands on management, administrative, operational and financial resources. Furthermore, other than our Chief Executive Officer and Chief Financial Officer, the personnel of ISF performing services for us under the management services agreement are not wholly dedicated to us, which may result in a further diversion of management time and resources. Our ability to manage our growth will depend on our maintaining and allocating an appropriate level of internal resources, information systems and controls throughout our business. Our inability to successfully implement our growth strategy or successfully manage growth could have a material adverse effect on our business, cash flow and ability to pay distributions on our shares.

We may not be able to successfully fund future acquisitions of new infrastructure businesses due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy and negatively impact our business.
      In order to make acquisitions, we will generally require funding from external sources. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive opportunities. Debt to fund an acquisition may not be available on short notice or may not be available on terms acceptable to us. Although we have a revolving credit facility at the MIC Inc. level primarily to fund acquisitions and capital expenditures, we may require more funding than is available under this facility and the level of our subsidiary indebtedness may limit our ability to expand this facility if needed or incur additional borrowings at the holding company level. This facility matures in 2008 and we may be unable to refinance any borrowing under this facility or enter into a new facility, which could impede our ability to pursue our acquisition strategy.
      In addition to debt financing, we will likely fund or refinance a portion of the consideration for future acquisitions through the issuance of additional shares. If our shares do not maintain a sufficient market value, issuance of new shares may result in dilution of our then-existing shareholders. In addition, issuances of new shares, either privately or publicly, may occur at a discount to our stock price at the time. Our equity financing activities may cause the market price of our stock to decline. Alternatively, we may not be able to complete the issuance of the required amount of shares on short notice or at all due to a lack of investor demand for the shares at prices that we find acceptable. As a result, we may not be able to pursue our acquisition strategy successfully.

Our businesses and investments are dependent on our relationships, on a contractual and regulatory level, with government entities that may have significant leverage over us. Government entities may be influenced by political considerations to take actions adverse to us.
      Our businesses and investments generally are, and our future businesses and investments may be, subject to substantial regulation by governmental agencies. In addition, their operations do and may rely on government permits, licenses, concessions, leases or contracts. Government entities, due to the wide-ranging scope of their authority, have significant leverage over us in their contractual and regulatory relationships with us that they may exercise in a manner that causes us delays in the operation of our business or pursuit of our strategy, or increased administrative expense. Furthermore, government permits, licenses, concessions, leases and contracts are generally very complex, which may result in periods of non-compliance, or disputes over interpretation or enforceability. If we fail to comply with these regulations or contractual obligations, we could be subject to monetary penalties or we may lose our rights to operate the affected business, or both. Where our ability to operate an infrastructure business is subject to a concession or lease from the government, the concession or lease may restrict our ability to operate the business in a way that maximizes cash flows and profitability. Further, our ability to grow our current and future businesses will often require consent of numerous government regulators. Increased regulation restricting the ownership or management of U.S. assets, particularly infrastructure assets, by non-U.S. persons, given the non-U.S. ultimate ownership of our Manager, may limit our ability to pursue acquisitions. Any such regulation may also limit our Manager’s ability to continue to manage our operations, which could cause disruption to our business and a decline in our performance. In addition, any required government consents may be costly to seek and we may not be able to obtain them. Failure to obtain any required consents could limit our ability to achieve our growth strategy.
      Our contracts with government entities may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, a lease, concession or general service contract may enable the government to terminate the agreement without requiring them to pay adequate compensation. In addition, government counterparties also may have the discretion to change or increase regulation of our operations, or implement laws or regulations affecting our operations, separate from any contractual rights they may have. Governments have considerable discretion in implementing regulations that could impact these businesses. Because our businesses provide basic, everyday services, and face limited competition, governments may be influenced by political considerations to take actions that may hinder the efficient and profitable operation of our businesses and investments.

Governmental agencies may determine the prices we charge and may be able to restrict our ability to operate our business to maximize profitability.
      Where our businesses or investments are sole or predominant service providers in their respective service areas and provide services that are essential to the community, they are likely to be subject to rate regulation by governmental agencies that will determine the prices they may charge. We may be subject to unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, could result in our profits being negatively affected. In addition, we may have very little negotiating leverage in establishing contracts with government entities, which may decrease the prices that we otherwise might be able to charge or the terms upon which we provide products or services. Businesses and investments we acquire in the future may also be subject to rate regulation or similar negotiating limitations.

Our results are subject to quarterly and seasonal fluctuations.
      Our businesses can be subject to seasonal variations. Our district energy business generally experiences greater revenues and profitability in the summer months. Accordingly, our operating results for any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

The ownership of businesses and investments located outside of the United States exposes us to currency exchange risks that may result in a decrease in the carrying value of our investments and a decrease in the amount of distributions we receive from our businesses and investments, which could negatively impact our results of operations.
      Our interests in CHL, MCG and SEW are subject to risk from fluctuations in currency exchange rates, as the reporting currencies of CHL and SEW are Pounds Sterling, and the reporting currency of MCG is Australian dollars. We receive distributions from CHL, MCG and SEW denominated in these currencies. Fluctuations in the currency exchange rates for Pounds Sterling and Australian dollars against the U.S. dollar resulting in losses from any such fluctuations will be reflected in our results. A strengthening of the U.S. dollar against these currencies would reduce the U.S. dollar amount of the distributions we receive from these foreign operations.

Certain provisions of the management services agreement, the operating agreement of the company and the trust agreement make it difficult for third parties to acquire control of the trust and the company and could deprive you of the opportunity to obtain a takeover premium for your shares.
      In addition to the limited circumstances in which our Manager can be terminated under the terms of the management services agreement, the management services agreement provides that in circumstances where the trust stock ceases to be listed on a recognized U.S. exchange or on the Nasdaq National Market as a result of the acquisition of trust stock by third parties in an amount that results in the trust stock ceasing to meet the distribution and trading criteria on such exchange or market, the Manager has the option to either propose an alternate fee structure and remain our Manager or resign, terminate the management services agreement upon 30 days’ written notice and be paid a substantial termination fee. The termination fee payable on the Manager’s exercise of its right to resign as our Manager subsequent to a delisting of our shares could delay or prevent a change in control that may favor our shareholders. Furthermore, in the event of such a delisting, any proceeds from the sale, lease or exchange of a significant amount of assets must be reinvested in new assets of our company. We are also prohibited from incurring any new indebtedness or engaging in any transactions with the shareholders of the company or its affiliates without the prior written approval of the Manager. These provisions could deprive the shareholders of the trust of opportunities to realize a premium on the shares of trust stock owned by them.
      The operating agreement of the company, which we refer to as the LLC agreement, and the trust agreement contain a number of provisions that could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, control of the trust and the company. These provisions include:

•	restrictions on the company’s ability to enter into certain transactions with our major shareholders, with the exception of our Manager, modeled on the limitation contained in Section 203 of the Delaware General Corporation Law;

•	allowing only the company’s board of directors to fill vacancies, including newly created directorships and requiring that directors may be removed only for cause and by a shareholder vote of 66 2/3%;

•	requiring that only the company’s chairman or board of directors may call a special meeting of our shareholders;

•	prohibiting shareholders from taking any action by written consent;

•	establishing advance notice requirements for nominations of candidates for election to the company’s board of directors or for proposing matters that can be acted upon by our shareholders at a shareholders meeting;

•	having a substantial number of additional shares of authorized but unissued trust stock;

•	providing the company’s board of directors with broad authority to amend the LLC agreement and the trust agreement; and

•	requiring that any person who is the beneficial owner of ten percent or more of our shares make a number of representations to the City of Chicago in its standard form of Economic Disclosure Statement, or EDS, the current form of which is included in our LLC agreement, which is incorporated by reference as an exhibit to this report.

Our airport parking business has a substantial amount of senior debt due to mature in 2006. The inability to extend, refinance or repay this debt when due would have a material adverse effect on the business. In addition, if interest rates or margins increase, the cost of servicing any refinancing debt will increase, reducing our profitability and ability to pay dividends.
      Our airport parking business has $126 million of senior debt due in 2006. This loan will have to be extended or refinanced on the maturity date or repaid. While our airport parking business has the option to extend the senior debt for up to two additional one-year periods, we cannot assure you that we will meet the criteria necessary to exercise these extensions at that time or that replacement loans will be available. If available, replacement loans may only be available at substantially higher interest rates or margins or with substantially more restrictive covenants. Either event may limit the operational flexibility of the business and its ability to upstream dividends and distributions. We also cannot assure you that we or the other owners of Macquarie Parking will be able to make capital contributions to repay some or all of the debt if required. If our airport parking business were unable to repay its debts when due, this business would become insolvent. If interest rates or margins increase, our businesses will pay higher rates of interest on any debts that they raise to refinance existing debt, thereby reducing their profitability and, consequently, having an adverse impact on their ability to pay dividends to us and our ability to pay dividends to shareholders.
      In addition, we do not currently have any interest rate hedges in place to cover any borrowings under our MIC Inc. revolving credit facility. If we draw down on our MIC Inc. revolving credit facility, an increase in interest rates would directly reduce our profitability and cash available for distribution to shareholders. Our MIC Inc. revolving credit facility matures in 2008 and we expect to repay or refinance any borrowing outstanding at that time and enter into a similar facility. An increase in interests rates or margins at that time may significantly increase the cost of any repayment or the terms associated with any refinancing.

Our businesses and investments have environmental risks that may impact our future profitability.
      The operations of our businesses and investments are, and businesses we acquire or investments we make in the future may be, subject to numerous statutes, rules and regulations relating to environmental protection. In particular, our airport services business is subject to environmental protection requirements relating to the storage, transport, pumping and transfer of fuel, and our district energy business is subject to requirements relating mainly to its handling of significant amounts of hazardous materials. Certain statutes, rules and regulations might also require that our businesses, or businesses we acquire in the future, address possible prior or future environmental contamination, including soil and groundwater contamination, that results from the spillage of fuel, hazardous materials or other pollutants.
      Under various federal, state, local and foreign environmental statutes, rules and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials. The presence of these hazardous materials on a property could also result in personal injury or property damage or similar claims by private parties.
      Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person.

      Any liability resulting from noncompliance or other claims relating to environmental matters could have a material adverse effect on our results of operations, financial condition, liquidity and prospects.

We are dependent on certain key personnel, and the loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our business, financial condition and results of operations.
      We operate our businesses on a stand-alone basis, relying on existing management teams for day-to-day operations. Consequently, our operational success, as well as the success of our internal growth strategy, will be dependent on the continued efforts of the management teams of our businesses, who have extensive experience in the day-to-day operations of these businesses. Furthermore, we will likely be dependent on the operating management teams of businesses that we may acquire in the future. The loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our business, financial condition and results of operations.

Any adverse development in the general aviation industry that results in less air traffic at airports we service would have a material adverse impact on our airport services business.
      A large part of the revenues at our airport services business is generated from fuel sales and other services provided to general aviation customers. Air travel and air traffic volume of general aviation customers can be affected by airport-specific occurrences as well as events that have nationwide and industry-wide implications. The events of September 11, 2001 had a significant adverse impact on the aviation industry, particularly in terms of traffic volume due to forced closures. Immediately following September 11, 2001, thousands of general aviation aircraft were grounded for weeks due to the FAA’s “no-fly zone” restrictions imposed on the operation of aircraft. Airport specific circumstances include situations in which our major customers relocate their home base or preferred fueling stop to alternative locations. Additionally, the general economic conditions of the area where the airport is located will impact the ability of our FBOs to attract general aviation customers or generate fuel sales, or both. Significant increases in fuel prices may also decrease the demand for our services, including refueling services, or result in lower fuel sales margins, or both, leading to lower operating income.
      Changes in the general aviation market as a whole may adversely affect our airport services business. General aviation travel is more expensive than alternative modes of travel. Consequently, during periods of economic downturn, FBO customers may choose to travel by less expensive means, which could impact the earnings of our airport services business. In addition, changes to regulations governing the tax treatment relating to general aviation travel, either for businesses or individuals, may cause a reduction in general aviation travel. Travel by commercial airlines may also become more attractive for general aviation travelers if the cost of commercial airline travel decreases or if service levels improve. Under these circumstances, our FBOs may lose customers to the commercial air travel market, which may decrease our earnings.

Our airport services business is subject to a variety of competitive pressures, and the actions of competitors may have a material adverse effect on the revenues of our airport services business.
      FBO operators at a particular airport compete based on a number of factors, including location of the facility relative to runways and street access, service, value added features, reliability and price. Many of our FBOs compete with one or more FBOs at their respective airports, and, to a lesser extent, with FBOs at nearby airports. We cannot predict the actions of competitors who may seek to increase market share. Some present and potential competitors have or may obtain greater financial and marketing resources than we do, which may negatively impact our ability to compete at each airport.
      Our sole provider FBOs (including the heliport) do not have the right to be the sole provider of FBO services at any of our FBO locations. The authority responsible for each airport has the ability to grant other FBO leases at the airport and new competitors could be established at those FBO locations. The addition of new competitors is particularly likely if we are seen to be earning significant profits from these FBO operations. Any such actions, if successful, may reduce, or impair our ability to increase, the revenues of the FBO business.

The termination for cause or convenience of one or more of the FBO leases would damage our airport services business significantly.
      Our airport services revenues are derived from long-term FBO leases at airports and one heliport. If we default on the terms and conditions of our leases, the relevant authority may terminate the lease without compensation, and we would then lose the income from that location, and would be in default under the loan agreements of our airport services business and be obliged to repay our lenders a portion or all of our outstanding loan amount. Our leases at Chicago Midway, Philadelphia, North East Philadelphia, New Orleans International and Orange County, and the Metroport 34th Street Heliport in New York City allow the relevant authority to terminate the lease at their convenience. If the relevant authority were to terminate any of those leases, we would then lose the income from that location and be obliged to repay our lenders a portion or all of the then outstanding loan amount.

Occupancy of our airport parking business’ facilities is dependent on the level of passenger traffic at the airports at which we operate and reductions in passenger traffic could negatively impact our results of operations.
      Our airport parking business’ parking facilities are dependent upon parking traffic primarily generated by commercial airline passengers and are therefore susceptible to competition from other airports and to disruptions in passenger traffic at the airports at which we operate. For example, the events of September 11, 2001 had a significant impact on the aviation industry and, as a result, negatively impacted occupancy levels at parking facilities. In the first few days following September 11, 2001, revenue from our parking facilities was negligible and did not fully recover until some months after the event. Other events such as wars, outbreaks of disease, such as SARS, and terrorist activities in the United States or overseas may reduce airport traffic and therefore occupancy rates. In addition, traffic at an airport at which we have facilities may be reduced if airlines reduce the number of flights at that airport.

Our airport parking business is exposed to competition from both on-airport and off-airport parking, which could slow our growth or harm our business.
      At each of the locations at which our airport parking business operates, it competes with both on-airport parking facilities, many of which are located closer to passenger terminals, and other off-airport parking facilities. If an airport expands its parking facilities or if new off-airport parking facilities are opened or existing facilities expanded, customers may be drawn away from our sites or we may have to reduce our parking rates, or both.
      Parking rates charged by us at each of our locations are set with reference to a number of factors, including prices charged by competitors and quality of service by on-airport and off-airport competitors, the location and quality of the facility and the level of service provided. Additional sources of competition to our parking operations may come from new or improved transportation to the airports where our parking facilities are located. Improved rail, bus or other services may encourage our customers not to drive to the airport and therefore negatively impact revenue.

Changes in regulation by airport authorities or other governmental bodies governing the transportation of customers to and from the airports at which our airport parking business operates may negatively affect our operating results.
      Our airport parking business’ shuttle operations transport customers between the airport terminals and its parking facilities and are regulated by, and are subject to, the rules and policies of the relevant local airport authority, which may be changed at their discretion. Some airport authorities levy fees on off-airport parking operators for the right to transport customers to the terminals. There is a risk that airport authorities may deny or restrict our access to terminals, impede our ability to manage our shuttle operations efficiently, impose new fees or increase the fees currently levied.
      Further, the FAA and the Transportation Security Administration, or TSA, regulate the operations of all the airports at which our airport parking business has locations. The TSA has the authority to restrict access to airports as well as to impose parking and other restrictions around the airports. The TSA could impose more stringent restrictions in the future that would inhibit the ability of customers to use our parking facilities.

Pursuant to the terms of a use agreement with the City of Chicago, the City of Chicago has rights that, if exercised, could have a significant negative impact on our district energy business.
      In order to operate our district cooling system in downtown Chicago, we have obtained the right to use certain public ways of the City of Chicago under a use agreement, which we refer to as the Use Agreement. Under the terms of the Use Agreement, the City of Chicago retains the right to use the public ways for a public purpose and has the right in the interest of public safety or convenience to cause us to remove, modify, replace or relocate our facilities at our own expense. If the City of Chicago exercises these rights, we could incur significant costs and our ability to provide service to our customers could be disrupted, which would have an adverse effect on our business, financial condition and results of operations. In addition, the Use Agreement is non-exclusive, and the City of Chicago is entitled to enter into use agreements with our potential competitors.
      The Use Agreement expires on December 31, 2020 and may be terminated by the City of Chicago for any uncured material breach of its terms and conditions. The City of Chicago also may require us to pay liquidated damages of $6,000 a day if we fail to remove, modify, replace or relocate our facilities when required to do so, if we install any facilities that are not properly authorized under the Use Agreement or if our district cooling system does not conform to the City of Chicago’s standards. Each of these noncompliance penalties could result in substantial financial loss or effectively shut down our district cooling system in downtown Chicago.
      Any proposed renewal, extension or modification of the Use Agreement requires approval by the City Council of Chicago. Extensions and modifications subject to the City of Chicago’s approval include those to enable the expansion of chilling capacity and the connection of new customers to the district cooling system. The City of Chicago’s approval is contingent upon the timely filing of an Economic Disclosure Statement, or EDS, by us and certain of the beneficial owners of our stock. If any of these investors fails to file a completed EDS form within 30 days of the City of Chicago’s request or files an incomplete or inaccurate EDS, the City of Chicago has the right to refuse to provide the necessary approval for any extension or modification of the Use Agreement or to rescind the Use Agreement altogether. If the City of Chicago declines to approve extensions or modifications to the Use Agreement, we may not be able to increase the capacity of our district cooling system and pursue our growth strategy for our district energy business. Furthermore, if the City of Chicago rescinds or voids the Use Agreement, our district cooling system in downtown Chicago would be effectively shut down and our business, financial condition and results of operations would be materially and adversely affected as a result.

Certain of our investors may be required to comply with certain disclosure requirements of the City of Chicago and noncompliance may result in the City of Chicago’s rescission or voidance of the Use Agreement and any other arrangements our district energy business may have with the City of Chicago at the time of the noncompliance.
      In order to secure any amendment to the Use Agreement with the City of Chicago to pursue expansion plans or otherwise, or to enter into other contracts with the City of Chicago, the City of Chicago may require any person who owns or acquires seven and one half percent or more of our shares to make a number of representations to the City of Chicago by filing a completed EDS. Our LLC agreement and our trust agreement require that in the event that we need to obtain approval from the City of Chicago in the future for any specific matter, including to expand the district cooling system or to amend the Use Agreement, we and each of our then ten percent investors would need to submit an EDS to the City of Chicago within 30 days of the City of Chicago’s request. In addition, our LLC agreement and our trust agreement require each ten percent investor to provide any supplemental information needed to update any EDS filed with the City of Chicago as required by the City of Chicago and as requested by us from time to time. However, in 2005, the City of Chicago passed an ordinance lowering the ownership percentage for which an EDS is required from ten percent to seven and one half percent.
      We are currently in discussions with the City of Chicago that would allow us to satisfy this requirement through an alternative solution. If we fail to reach agreement with the City of Chicago in a timely manner, we may need to extend the requirements in our LLC and trust agreements to seven and one half percent owners.
      Any EDS filed by an investor may become publicly available. By completing and signing an EDS, an investor will have waived and released any possible rights or claims which it may have against the City of Chicago in connection with the public release of information contained in the EDS and also will have authorized the City of Chicago to verify the accuracy of information submitted in the EDS. The requirements and consequences of filing an EDS with the City of Chicago will make compliance with the EDS requirements difficult for our investors. If an investor fails to provide us and the City of Chicago with the information required by an EDS, our LLC and trust agreements provide us with the right to seek specific performance by such investor. However, we currently do not have this right with respect to investors that own less than ten percent of our shares. In addition, any action for specific performance we bring may not be successful in securing timely compliance of every investor with the EDS requirements.
      If any investor fails to comply with the EDS requirements on time or the City of Chicago determines that any information provided in any EDS is false, incomplete or inaccurate, the City of Chicago may rescind or void the Use Agreement or any other arrangements Thermal Chicago has with the City of Chicago, and pursue any other remedies available to them. If the City of Chicago rescinds or voids the Use Agreement, our district cooling system in downtown Chicago would be effectively shut down and our business, financial condition and results of operations would be adversely affected as a result.

Our district energy business may not be able to fully pass increases in electricity costs through to its customers, thereby resulting in lowered operating income. This risk may be increased by the deregulation of electricity markets in Illinois scheduled for January 2007, which may result in higher and more volatile electricity prices.
      The Illinois electricity markets are expected to deregulate beginning in January 2007 and we will be required to enter into new electricity purchase arrangements effective at that time as discussed under “Our Businesses and Investments — District Energy Business — Business — Thermal Chicago — Electricity Costs” in Item 1. Business. ComEd has proposed a procurement process referred to as a reverse-auction. The market prices of electricity available to us are likely to reflect prices established in the reverse-auction process. Market prices of electricity in Illinois are also affected by changes in natural gas prices, which have been very volatile, but overall have increased significantly over the past year. We cannot predict the market prices for electricity that we will face beginning in 2007 but we anticipate, based on current market dynamics, that our electricity will increase substantially in 2007. If these market dynamics change in a way that is adverse to us, our costs could be higher than we currently anticipate. In addition, on August 31, 2005, ComEd filed a rate case with the ICC, which seeks, among other things, to increase delivery rates in a manner that we believe disproportionately impacts larger users of electricity. If the rate case is approved as currently proposed, our electricity costs would increase by an additional $2 million annually.
      The index adjustment in our contracts is unlikely to fully offset these costs. In addition, because our contracts typically adjust consumption charges annually, there is likely to be a significant lag before changes in market prices of electricity are reflected in our contracts overall. As a result of these increased electricity costs, the performance of our district energy business is likely to decline, which could have a material adverse effect on distributions from our district energy business to us and our ability to maintain our distributions to shareholders with funds from operations.

If certain events within or beyond the control of our district energy business occur, our district energy business may be unable to perform its contractual obligations to provide chilling and heating services to its customers. If, as a result, its customers elect to terminate their contracts, our district energy business may suffer loss of revenues. In addition, our district energy business may be required to make payments to such customers for damages.
      In the event of a shutdown of one or more of our district energy business’ plants due to operational breakdown, strikes, the inability to retain or replace key technical personnel or events outside its control, such as an electricity blackout, or unprecedented weather conditions in Chicago, our district energy business may be unable to continue to provide chilling and heating services to all of its customers. As a result, our district energy business may be in breach of the terms of some or all of its customer contracts. In the event that such customers elect to terminate their contracts with our district energy business as a consequence of their loss of service, its revenues may be materially adversely affected. In addition, under a number of contracts, our district energy business may be required to pay damages to a customer in the event that a cessation of service results in loss to that customer.

Northwind Aladdin currently derives approximately 90% of its cash flows from a contract with a single customer, the Aladdin resort and casino, which recently emerged from bankruptcy. If this customer were to enter into bankruptcy again, our contract may be amended or terminated and we may receive no compensation, which could result in the loss of our investment in Northwind Aladdin.
      Northwind Aladdin derives approximately 90% of its cash flows from a contract with the Aladdin resort and casino in Las Vegas to supply cold and hot water and back-up electricity. The Aladdin resort and casino emerged from bankruptcy immediately prior to MDE’s acquisition of Northwind Aladdin in September 2004, and, during the course of those proceedings, the contract with Northwind Aladdin was amended to reduce the payment obligations of the Aladdin resort and casino. If the Aladdin resort and casino were to enter into bankruptcy again and a cheaper source of the services that Northwind Aladdin provides can be found, our contract may be terminated or amended. This could result in a total loss or significant reduction in our income from Northwind Aladdin, for which we may receive no compensation.

Our toll road business’ revenues may be adversely affected if traffic volumes remain stable or decline.
      Since the shadow toll revenues payable by the U.K. government’s Secretary of State for Transport, or the Transport Secretary, are linked to the volume of traffic using the Yorkshire Link, our toll road business’ revenues will be adversely affected if traffic volumes decline. A decline in traffic volume could result from a number of factors, including recession, increases in fuel prices, attractive alternative transport routes or improvements in public transportation.
      In addition, pursuant to the formulas provided by the terms of the concession, shadow toll revenues will decrease through time if there is no growth in traffic volume or inflation. The magnitude of the decrease varies depending on the total volume of traffic; however, in the year ended March 31, 2005, in the absence of traffic volume growth or inflation, revenues of Yorkshire Link would have declined by approximately £0.6 million or 1.3% compared to revenues for the year ended March 31, 2004.
      Also, the concession provides for a significant reduction in the shadow toll revenues payable by the Transport Secretary from 2014.

The Transport Secretary may terminate the concession without compensation to our toll road business or with insufficient compensation, which would reduce the value of our investment and negatively affect our operating results.
      If our toll road business defaults on its obligations set out in the concession, the Transport Secretary may terminate the concession without compensation to our toll road business. Even if our toll road business does not default on its obligations under the concession, the Transport Secretary may terminate the concession in the event that:

•	the performance of the concession becomes impossible without the exercise of a statutory power by the Transport Secretary;

•	the Transport Secretary chooses not to exercise that power following a request from our toll road business; and

•	our toll road business and the Transport Secretary fail to agree on an alternative means of performance within a period of 90 days.
      We are unable to predict if or when such circumstances might occur. The concession also may be terminated by the Transport Secretary in certain other circumstances, including an event of force majeure. The compensation required to be paid in such circumstances may be insufficient for us to recover our full investment in our toll road business. Failure to compensate our toll road business in the event of termination may result in the value of our investment in our toll road business being reduced to nothing since our toll road business would likely default on its debt obligations in these circumstances.

We share control of our toll road business equally with our partner Balfour Beatty and, as a result, are not in a position to control operations, strategies or financial decisions without the concurrence of Balfour Beatty.
      We hold a 50% interest in our toll road business and the remaining 50% is held by Balfour Beatty. We are not in a position to control operations, strategies or financial decisions without the agreement of Balfour Beatty. Conflicts may arise in the future between our business objectives and those of Balfour Beatty. If this were to occur, decisions to take action necessary, in our view, for the proper management of the business might not be made.

MCG’s investments in Broadcast Australia and Arqiva rely upon key customers. If contracts with these customers were terminated and Broadcast Australia or Arqiva were not adequately compensated, or if the contracts were not renewed, MCG’s revenues would be significantly reduced.
      MCG’s only investments at present are 100% ownership of Broadcast Australia and a 54% stake in Arqiva. Broadcast Australia’s two key customers are the government-owned national broadcasters, the Australian Broadcasting Corporation, or the ABC, and Special Broadcasting Service, or SBS, which together accounted for approximately 87% of Broadcast Australia’s total revenue in its fiscal year ended June 30, 2005. ABC and SBS both currently receive Australian government funding to provide transmission services, but that funding could be reduced or withdrawn. Broadcast Australia has entered into a series of long-term contracts with ABC and SBS, with terms generally ending between 2008 and 2024. The majority of Arqiva’s revenue is earned under long-term contracts with a small number of customers, with terms generally ending between 2007 and 2015. If these contracts are terminated and Broadcast Australia or Arqiva are not adequately compensated, or the contracts are not renewed at their expiration, Broadcast Australia’s or Arqiva’s operations would be materially adversely affected.

A change in the ownership of the ABC or SBS may cause Broadcast Australia to be in default under its loan agreements, which would adversely affect dividends paid by MCG to us.
      An event of default occurs under Broadcast Australia’s loan agreements if the Australian government ceases to own more than 50% of the issued shares of the ABC and if Broadcast Australia’s medium-term notes have not been repaid within 270 days, or if the Australian government ceases to own or control more than 50% of the issued shares of the ABC or SBS and this has a material adverse effect on Broadcast Australia’s ability to perform its obligations under the loan agreements. If such an event of default occurs, it will adversely affect the amount of dividends paid by MCG to us.

SEW’s revenues are subject to regulation and SEW may receive unfavorable treatment from U.K. regulatory authorities, which could negatively impact its revenue in the future.
      As the sole water-only supplier in its service areas, the prices that SEW charges for its services are subject to review and approval every five years by Ofwat, the water regulator for England and Wales. Ofwat has the power to deny recovery of certain operating expenses and/or capital expenditures. These are significant for SEW, in common with other water companies in England and Wales, due to the age of some parts of their water network. Similarly, Ofwat could determine that a reduced return on invested capital should be allowed. Taking these views and reducing the prices that SEW charges for its services would cause a negative impact on the future revenues of the company.

SEW is dependent on the availability of water supplies and, if such supply is not sufficient, could incur substantial costs, which, despite the existence of interim pricing review mechanisms, may not be adequately compensated.
      SEW requires sufficient water to supply its customer base. The availability of water is subject to, among other things, SEW continuing to benefit from water abstraction licenses, contractual arrangements for the supply of water from neighboring water companies, investment in increasing water resources to match customer growth and short-term issues affecting water supply, such as drought. Ofwat has placed SEW, along with other southern water companies, in the lowest quartile in terms of security of water supply. As a result of the current water shortage and continuing housepipe ban, SEW has been exposed to additional costs and reputational damage. There are significant uncertainties beyond SEW’s control affecting the amount of water resources, including climate change, the amount of annual rainfall, the rate of house building and industrial development in SEW’s service areas and other factors. SEW could incur substantial costs to secure a sufficient water supply which, despite the existence of interim pricing review mechanisms, may not be adequately compensated.

SEW is required to comply with government regulations with respect to water quality. If SEW failed to comply, SEW could be fined, become subject to other punitive regulatory action and/or become liable for any injury caused to its customers by inadequate water quality, any of which could have a significant negative impact on SEW’s profitability.
      SEW’s water quality is required to meet standards set by the U.K. government’s Drinking Water Inspectorate. In addition, SEW is required to meet other U.K. government guidelines in relation to the security of its facilities. If SEW failed to comply with these guidelines, SEW could be fined, become subject to other punitive regulatory action and/or become liable for any injury caused to its customers by inadequate water quality, any of which could have a significant negative impact on SEW’s profitability.

We may face a greater exposure to terrorism than other companies because of the nature of our businesses and investments.
      We believe that infrastructure businesses face a greater risk of terrorist attack than other businesses, particularly those businesses that have operations within the immediate vicinity of metropolitan and suburban areas. Any terrorist attacks that occur at or near our business locations would likely cause significant harm to our employees and assets. As a result of the terrorist attacks in New York on September 11, 2001, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. A terrorist attack that makes use of our property, or property under our control, may result in liability far in excess of available insurance coverage. In addition, any further terrorist attack, regardless of location, could cause a disruption to our business and a decline in earnings. Furthermore, it is likely to result in an increase in insurance premiums and a reduction in coverage, which could cause our profitability to suffer.

The market price and marketability of our shares may from time to time be significantly affected by numerous factors beyond our control, which may adversely affect our ability to raise capital through future equity financings.
      The market price of our shares may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our shares and may adversely affect our ability to raise capital through equity financings. These factors include the following:

•	price and volume fluctuations in the stock markets generally;

•	significant volatility in the market price and trading volume of securities of registered investment companies, business development companies or companies in our sectors, which may not be related to the operating performance of these companies;

•	changes in our earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	changes in regulatory policies or tax law;

•	operating performance of companies comparable to us; and

•	loss of a major funding source.

A significant and sustained increase in the price of oil could have a negative impact on the revenues of a number of our businesses.
      A significant and sustained increase in the price of oil could have a negative impact on the revenues of a number of our business. Higher prices for jet fuel could result in less use of aircraft by general aviation customers which would have a negative impact on the revenues of our airport services business. Higher prices for jet fuel will increase the cost of traveling by commercial aviation which could result in lower enplanements at the airports where our airport parking business operates and therefore less patronage of our parking facilities and lower revenues. Higher fuel prices could also result in less traffic using Yorkshire Link and therefore lower shadow toll payments and would increase the cost of power to our district energy business which it may not be able to fully pass on to customers pursuant to the terms of our contracts with them.
Risks Related to Taxation

Shareholders may be subject to taxation on their share of our taxable income, whether or not they receive cash distributions from us.
      Shareholders may be subject to U.S. federal income taxation and, in some cases, state, local, and foreign income taxation on their share of our taxable income, whether or not they receive cash distributions from us. Shareholders may not receive cash distributions equal to their share of our taxable income or even the tax liability that results from that income. In addition, if we invest in the stock of a controlled foreign corporation (or if one of the corporations in which we invest becomes a controlled foreign corporation, an event which we cannot control), we may recognize taxable income, which shareholders will be required to take into account in determining their taxable income, without a corresponding receipt of cash to distribute to them.

If the company fails to satisfy the “qualifying income” exception, all of its income, including income derived from its non-U.S. assets, will be subject to an entity-level tax in the United States, which could result in a material reduction in our shareholders’ cash flow and after-tax return and thus could result in a substantial reduction in the value of the shares.
      A publicly traded partnership will not be characterized as a corporation for U.S. federal income tax purposes so long as 90% or more of its gross income for each taxable year constitutes “qualifying income” within the meaning of Section 7704(d) of the Code. We refer to this exception as the qualifying income exception. The company has concluded that it is classified as a partnership for U.S. federal income tax purposes. This conclusion is based upon the fact that: (a) the company has not elected and will not elect to be treated as a corporation for U.S. federal income tax purposes; and (b) for each taxable year, the company expects that more than 90% of its gross income is and will be income that constitutes qualifying income within the meaning of Section 7704(d) of the Code. Qualifying income includes dividends, interest and capital gains from the sale or other disposition of stocks and bonds. If the company fails to satisfy the “qualifying income” exception described above, items of income and deduction would not pass through to shareholders and shareholders would be treated for U.S. federal (and certain state and local) income tax purposes as shareholders in a corporation. In such case, the company would be required to pay income tax at regular corporate rates on all of its income, including income derived from its non-U.S. assets. In addition, the company would likely be liable for state and local income and/or franchise taxes on all of such income. Distributions to shareholders would constitute ordinary dividend income taxable to such shareholders to the extent of the company’s earnings and profits, and the payment of these dividends would not be deductible by the company. Taxation of the company as a corporation could result in a material reduction in our shareholders’ cash flow and after-tax return and thus could result in a substantial reduction of the value of the shares.

The current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law may be adversely affected, changed or repealed in the future. Further, should the dividends we receive from CHL, MCG and SEW no longer be treated as qualified dividend income, your distributive share of any dividends we receive from such companies will be taxed at the tax rates generally applicable to ordinary income, which could negatively impact your after-tax return.
      Under current law, qualified dividend income and long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and is currently scheduled to expire for tax years beginning after December 31, 2008. We anticipate that we will report each shareholder’s distributive share of dividends we receive from SEW as qualified dividend income, but it is possible that the Internal Revenue Service, or the IRS, may take a contrary view under existing law or that regulations or other administrative guidance interpreting the qualified dividend income provisions will prevent dividends received by the company from SEW from constituting qualified dividend income. Further, because the ownership and activities of CHL, MCG and SEW are not within our control, each of such entities could experience a change of ownership or activities that could result in dividends we receive from such corporations no longer being considered qualified dividend income, and we will be unable to stop such a change from occurring.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
Airport Services Business
      Our airport services business does not own any real property. Its operations are carried out under various leases. Our airport services business leases office space for its head office in Plano, Texas, and satellite offices in Baltimore, Maryland and at Teterboro Airport. For more information regarding our FBO locations see “Business — Our Businesses and Investments — Airport Services — Business Locations” in Part I, Item 1. The lease in Plano expires in 2008 and the lease in Baltimore expires in 2006. We believe that these facilities are adequate to meet current and foreseeable future needs.
      At its FBO sites, our airport services business owns or leases a number of vehicles, including fuel trucks, as well as other equipment needed to service customers. Some phased replacement and routine maintenance is performed on this equipment. We believe that the equipment is generally well maintained and adequate for present operations.
Airport Parking Business
      Our airport parking business has 31 off-airport parking facilities located at 20 airports throughout the United States. The land on which the facilities are located is either owned or leased by us. The material leases are generally long-term in nature. Please see the description under “Business — Our Businesses and Investments — Airport Parking Business — Locations” in Part I, Item 1 for a fuller description of the nature of the properties where these facilities are located.
      Our airport parking business leases office space for its head office in Downey, California. The lease expires in 2010. We believe that the leased facility is adequate to meet current and foreseeable needs.
      Our airport parking business operates a fleet of shuttle buses to transport customers to and from the airports at which it operates. The buses are either owned or leased. The total size of the fleet is approximately 205 shuttle buses. Some routine maintenance is performed by its own mechanics, while we outsource more significant maintenance. We believe that these vehicles are generally well maintained and adequate for present operations. Our airport parking business replaces the shuttle fleet approximately every three to five years.
District Energy Business
      Thermal Chicago owns or leases six plants as follows:

Plant Number	Ownership or Lease Information

P-1	Thermal Chicago has a long-term ground lease until 2043 with an option to renew for 49 years. The plant is owned by Thermal Chicago.
P-2	Property and plant are owned by Thermal Chicago.
P-3	Thermal Chicago has a ground lease that expires in 2017 with a right to renew for ten years. The plant is owned by Thermal Chicago but the landlord has a purchase option over one-third of the plant.
P-4	Thermal Chicago has a ground lease that expires in 2016 and we may renew the lease for another ten years for the P-4B plant unilaterally, and for P-4A, with the consent of the landlord. Thermal Chicago acquired the existing P-4A plant and completed the building of the P-4B plant in 2000. The landlord can terminate the service agreement and the plant A premises lease upon transfer of the property, on which the A and B plants are located, to a third party.
P-5	Thermal Chicago has an exclusive perpetual easement for the use of the basement where the plant is located.
P-6	Thermal Chicago has a contractual right to use the property pursuant to a service agreement. Thermal Chicago will own the plant until the earliest of 2025 when the plant reverts to the customer or until the customer exercises an early purchase option. Early in 2005, the customer indicated its intent to exercise the early purchase option but has not pursued the matter to date.
      These six plants have sufficient capacity to currently serve existing customers. For new customers, a system expansion will be needed as discussed in the specific capital expenditure section. Please see “Our Businesses and Investments — District Energy Business — Business — Thermal Chicago — Overview” in Item 1. Business for a discussion of individual plant capacities.

      Northwind Aladdin’s plant is housed in its own building on a parcel of leased land within the perimeter of the Aladdin resort and casino. The lease is co-terminus with the supply contract with the Aladdin resort and casino. The plant is owned by Northwind Aladdin and upon termination of the lease the plant is required to either be abandoned or removed at the landlord’s expense. The plant has sufficient capacity to serve its customers and has room for expansion if needed.
Toll Road Business
      Connect M1-A1 Limited does not own any real estate. It has a license to occupy the land on which Yorkshire Link has been constructed, and it has a lease over the site used as the maintenance compound for the duration of the concession.
SEW
      SEW owns four reservoirs, 171 storage towers and 64 treatment plants. As of December 31, 2005, the unaudited book value of SEW’s tangible assets was £415.9 million (USD $715 million). Its main network extends some 6,000 miles. A review by SEW of the condition of its assets, which was accepted by Ofwat, indicated that 87% of SEW’s assets are in average or better-than-average condition with the majority of the balance nearing the end of their useful life and thus requiring replacement over the next ten years and a small percentage that require replacement in the short term.

Item 3.	Legal Proceedings
Airport Services Business
      On or about May 15, 2002, the families of two pilots killed in a plane crash in 2000 filed complaints in the Supreme Court of New York against a number of parties, including EAS, a subsidiary within our airport services business, and a formerly owned subsidiary, Million Air Interlink, Inc., or Million Air Interlink, asserting claims for punitive damages, wrongful death and pain and suffering and seeking $100 million in punitive damages, $100 million for wrongful death and $5 million for pain and suffering. The plaintiffs’ claim arose out of a plane crash allegedly caused by one of the aircraft’s engines losing power, which caused the plane to crash, killing all on board. The engine lost power as a result of fuel starvation. The plaintiffs alleged this was caused by insufficient fuel or design fault. The plane had last been refueled prior to the accident at the Farmingdale FBO operated by Flightways of Long Island, Inc., or Flightways, on the day of the accident.
      EAS and Million Air Interlink moved to dismiss the complaints for lack of jurisdiction because Flightways, rather than EAS or Million Air Interlink, was the entity that operated the Farmingdale FBO, and that employed the person who refueled the plane in question. The court denied the motion, permitting discovery to go forward on the jurisdictional issues, and with leave for the defendants to refile the motion if discovery warranted doing so.
      Flightways was subsequently added as a defendant. USAIG, the insurer of Flightways under the primary insurance policy, assumed the defense on behalf of the three Atlantic defendants. On June 23, 2005, the defendants entered into a settlement agreement with the plaintiffs under which the three Atlantic defendants are liable for $325,000 of the total settlement amount, all of which is expected to be covered by insurance. The settlement is pending surrogate court approval.
      On February 28, 2005, Rohan Foster and Margaret Foster filed a complaint in the Supreme Court of New Jersey, Passaic County, naming several defendants, including various parties within our airport services business, based on injuries they allegedly suffered when a Challenger CL-600 aircraft failed to ascend during take off from the Teterboro Airport and ran off of the runway, the airport grounds, onto and across a public highway. The complaint alleges, among other things, negligence in the maintenance and control of the aircraft and maintenance, operation, management and control of the airport, and seeks an unspecified amount of compensatory and special damages. The plaintiffs have agreed to voluntarily dismiss the claim without prejudice against the AvPorts defendant. We are seeking a similar dismissal for the Atlantic defendants. On April 14, 2005, James and Catherine Dinnall filed a complaint in the Superior Court of New Jersey, Essex County, naming several defendants, including various parties within our airport services business, based on injuries allegedly suffered in the same incident at the Teterboro Airport. The complaint alleged, among other things, negligence in the inspection, service and maintenance of the aircraft and in permitting an allegedly unfit aircraft to be used on the runway, seeking an unspecified amount of compensatory and punitive damages and costs of suit. The claim against the AvPorts defendant has been dismissed without prejudice and we are seeking a similar dismissal for the Atlantic defendants.
Toll Road Business
      Neither Macquarie Yorkshire, CHL nor Connect M1-A1 Limited is currently a party to any material legal proceedings.
      On March 20, 2004, a fatal road accident occurred on Yorkshire Link. The accident is currently the focus of an ongoing investigation by local police authorities. As part of their investigation, the police have interviewed several employees and, pursuant to a search warrant, have collected certain documentation from Connect M1-A1 Limited’s offices. Connect M1-A1 Limited has fully cooperated with the police investigation and, to date, has received no further information with respect to the outcome of the police investigation. Connect M1-A1 Limited has conducted an internal investigation and believes that its maintenance of the section of Yorkshire Link where the accident occurred was in compliance with its obligations under the concession. The seller to us of our interest in Yorkshire Link has indemnified us for our proportional share of any loss of revenue, penalties awarded by a court in potential civil or criminal proceedings or imposed by the Transport Secretary under the concession and legal expenses and other costs associated with any claim arising from this accident up to a maximum of £2.75 million.
SEW
      In 2003 and 2004, V.A.S. Maddison Ltd., a previous contractor of SEW, contacted SEW, claiming approximately £1.4 million with respect to the alleged incorrect allocation of two contracts during the period from 1997 to 2001, and £5.1 million in lost profits and bid costs with respect to alleged breaches of procurement rules in relation to the award of a contract in 2001. In addition, V.A.S. Madison claims that SEW owes an additional £2.6 million relating to work performed. SEW does not believe any additional amounts are owed. To date, no formal claim has been made.
      Saur International had been engaged by SEW, then owned by Saur UK and part of the Bouygues Group, to develop and implement a new billing system for SEW, for completion by the end of 2004. Following extended delays and technical problems with the software, SEW notified Saur International of its intention to terminate the project in December 2004. By the end of January, the parties were unable to reach agreement or agree to mediate the dispute. In March 2005, SEW initiated a claim against Saur International through arbitration with the International Chamber of Commerce in France for £13.2 million to recover amounts paid to Saur International for the purchase of the customer billing system and costs incurred as a result of having to terminate the project. On April 4, 2005, SEW was notified that Saur International had responded with a counterclaim of £4.6 million allegedly representing unpaid invoices, damages suffered and costs incurred. In December 2005, Saur International amended its counterclaim to £12.2 million, alleging loss of revenue opportunities and damage to brand image.

Item 4.	Submission of Matters to a Vote of Securityholders
      None.

Part II

Item 5.	Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock is traded on the NYSE under the symbol “MIC.” Our common stock began trading on the NYSE on December 16, 2004. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the NYSE:

	High	Low

Fiscal 2004

Fourth Quarter (December 16, 2004 through December 31, 2004)	$29.35	$25.00

Fiscal 2005

First Quarter	$30.08	$27.91
Second Quarter	29.82	27.21
Third Quarter	28.80	27.92
Fourth Quarter	31.00	28.44

Fiscal 2006

First Quarter (through February 16, 2006)	$34.30	$30.79
      As of February 16, 2006 we had 27,050,745 shares of trust stock outstanding that were held by approximately 120 holders of record; however, we believe the number of beneficial owners of our shares exceeds this number.
Disclosure of NYSE-Required Certifications
      Because our trust stock is listed on the NYSE, our Chief Executive Officer is required to make, and on June 23, 2005 did make, an annual certification to the NYSE stating that he was not aware of any violation by the company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this annual report on Form 10-K, the certifications of the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.
Distribution Policy
      We intend to declare and pay regular quarterly cash distributions on all outstanding shares. Our policy is based on the predictable and stable cash flows of our businesses and investments and our intention to pay out as distributions to our shareholders the majority of our cash available for distributions and not to retain significant cash balances in excess of prudent reserves in our operating subsidiaries. We intend to finance our internal growth strategy primarily with selective operating cash flow and using existing debt and other resources at the company level. We intend to finance our acquisition strategy primarily through a combination of issuing new equity and incurring debt and not through operating cash flow. If our strategy is successful, we expect to maintain and increase the level of our distributions to shareholders in the future.
      In 2005, we made the following per share distributions:

Declared	Period Covered	$ Per Share	Record Date	Payable Date

May 14, 2005	Dec 15 - Dec 31, 2004	$0.0877	June 2, 2005	June 7, 2005
May 14, 2005	Qtr. End March 31, 2005	$0.50	June 2, 2005	June 7, 2005
August 8, 2005	Qtr. End June 30, 2005	$0.50	September 6, 2005	September 9, 2005
November 7, 2005	Qtr. End September 30, 2005	$0.50	December 6, 2005	December 9, 2005

      The declaration and payment of any future distribution will be subject to a decision of the company’s board of directors, which includes a majority of independent directors. The company’s board of directors will take into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. In particular, each of our businesses and investments have substantial debt commitments, which must be satisfied before any of them can distribute dividends or make distributions to us. These factors could affect our ability to continue to make distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.
Securities Authorized for Issuance Under Equity Compensation Plans
      The table below sets forth information with respect to shares of trust stock authorized for issuance as of December 31, 2005:

Number of Securities
	Number of		Remaining Available
	Securities to be	Weighted-Average	for Future Issuance
	Issued Upon Exercise	Exercise Price of	under Equity
	of Outstanding	Outstanding	Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Under Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by securityholders(1)	15,873	$0.00	(1)
Equity compensation plans not approved by securityholders	—	—	—

Total	15,873	$0.00	(1)

(1)	Information represents number of shares of trust stock issuable upon the vesting of director stock units pursuant to our independent directors’ equity plan, which was approved and became effective in December 2004. Under the plan, each independent director elected at our annual meeting of shareholders is entitled to receive a number of director stock units equal to $150,000 divided by the average closing sale price of the trust stock during the 10-day period immediately preceding our annual meeting. The units vest on the day prior to the following year’s annual meeting. We granted 5,921 director stock units to each of our independent directors elected at our 2005 annual shareholders’ meeting based on the average 10-day closing price of $28.35. Currently, we have 60,000 shares of trust stock reserved for future issuance under the plan.

Item 6.	Selected Financial Data
      The selected financial data includes the results of operations, cash flow and balance sheet data of North America Capital Holding Company, or NACH, which was deemed to be our predecessor. We have included the results of operations and cash flow data of NACH for the years ended December 31, 2002 and December 31, 2003, for the period from January 1, 2004 through July 29, 2004 and for the period July 30, 2004 through December 22, 2004. The period from December 23, 2004 through December 31, 2004 includes the results of operations and cash flow data for our businesses and investments from December 23 through December 31, 2004 and the results of the company from April 13, 2004 through December 31, 2004. The year ended December 31, 2005 includes the full year of results for our consolidated group, with the results of businesses acquired during 2005 being included from the date of acquisition. We have included the balance sheet data of NACH at December 31, 2003, and our consolidated balance sheet data at December 31, 2004 and December 31, 2005.

		Successor	Predecessor	Predecessor
	Successor	Dec 23	July 30	January 1	Predecessor
	Year Ended	through	through	through	Year Ended
	Dec 31,	Dec 31,	Dec 22,	July 29,	December 31,
	2005	2004	2004	2004	2003	2002

	($ in thousands, except per share information)
Statement of Operations Data:
Revenue:
Revenue from fuel sales	$143,273	$1,681	$29,465	$41,146	$57,129	$49,893
Service revenue	156,167	3,257	9,839	14,616	20,720	18,698
Lease income	5,303	126	—	—	—	—

Total revenue	304,743	5,064	39,304	55,762	77,849	68,591
Cost of revenue:
Cost of revenue — fuel	(84,806)	(912)	(16,599)	(21,068)	(27,003)	(22,186)
Cost of revenue — service(1)	(81,834)	(1,633)	(849)	(1,428)	(1,961)	(1,907)

Gross profit	138,103	2,519	21,856	33,266	48,885	44,498
Selling, general and administrative expenses(2)	(82,636)	(7,953)	(13,942)	(22,378)	(29,159)	(27,795)
Fees to manager	(9,294)	(12,360)	—	—	—	—
Depreciation expense	(6,007)	(175)	(1,287)	(1,377)	(2,126)	(1,852)
Amortization of intangibles	(14,815)	(281)	(2,329)	(849)	(1,395)	(1,471)

Operating income	25,351	(18,250)	4,298	8,662	16,205	13,380
Interest income	4,064	69	28	17	71	63
Dividend income	12,361	1,704	—	—	—	—
Finance fees	—	—	(6,650)	—	—	—
Interest expense	(33,800)	(756)	(2,907)	(4,655)	(4,820)	(5,351)
Equity in earnings (loss) and amortization charges of investee	3,685	(389)	—	—	—	—
Other income (expense)	123	50	(39)	(5,135)	(1,219)	—

Income (loss) from continuing operations before income tax	11,784	(17,572)	(5,270)	(1,111)	10,237	8,092
Income tax benefit (expense)	3,615	—	(286)	597	(4,192)	(3,150)
Minority interests	(203)	(16)	—	—	—	—

		Successor	Predecessor	Predecessor
	Successor	Dec 23	July 30	January 1	Predecessor
	Year Ended	through	through	through	Year Ended
	Dec 31,	Dec 31,	Dec 22,	July 29,	December 31,
	2005	2004	2004	2004	2003	2002

	($ in thousands, except per share information)
Income (loss) from continuing operations	15,196	(17,588)	(5,556)	(514)	6,045	4,942
Discontinued operations:
Income from operations of discontinued operations	—	—	116	159	121	197
Loss on disposal of discontinued operations	—	—	—	—	(435)	(11,620)

Income (loss) on disposal of discontinued operations (net of applicable income tax provisions)	—	—	116	159	(314)	(11,423)
Net income (loss)	15,196	(17,588)	(5,440)	(355)	5,731	(6,481)
Basic and diluted earnings (loss) per share(3)	0.56	(17.38)	—	—	—	—

Cash Flow Data:
Cash provided by (used in) operating activities	43,547	(4,045)	(577)	7,757	9,811	9,608
Cash (used in) provided by investing activities	(201,950)	(467,477)	(228,145)	3,011	(4,648)	(2,787)
Cash provided by (used in) financing activities	133,847	611,765	231,843	(5,741)	(5,956)	(5,012)
Effect of exchange rate	(331)	(193)	—	—	—	—

Net (decrease) increase in cash	$(24,887)	$140,050	$3,121	$5,027	$(793)	$1,809

(1)	Includes depreciation expense of $8.1 million for the year ended December 31, 2005, relating to our airport parking and district energy businesses.

(2)	The company incurred $6 million of non-recurring acquisition and formation costs that have been included in the December 23, 2004 to December 31, 2004 consolidated results of operations.

(3)	Basic and diluted earnings (loss) per share was computed on a weighted average basis for the year ended December 31, 2005 and for the period April 13, 2004 (inception) through December 31, 2004. The basic weighted average computation of 26,919,608 shares of trust stock outstanding for 2005 was computed based on 26,610,100 shares outstanding from January 1, 2005 through April 18, 2005, 27,043,101 shares outstanding from April 19, 2005 through May 24, 2005 and 27,050,745 shares outstanding from May 25, 2005 through December 31, 2005. The diluted weighted average computation of 26,929,219 shares of trust stock outstanding for 2005 was computed by assuming that all of the stock grants provided to the independent directors on May 25, 2005 had been converted to shares on that date. The basic weighted average computation of 1,011,887 shares of trust stock outstanding for 2004 was computed based on 100 shares outstanding from April 13, 2004 through December 21, 2004 and 26,610,100 shares outstanding from December 22, 2004 through December 31, 2004. The stock grants provided to the independent directors on December 21, 2004 were anti-dilutive in 2004 due to our net loss for that period.

	Successor	Successor	Predecessor
	at	at	at
	December 31,	December 31,	December 31,
	2005	2004	2003

	($ in thousands)
Balance Sheet Data:
Total current assets	$156,676	$167,769	$10,108
Property, equipment, land and leasehold improvements, net	335,119	284,744	36,963
Contract rights and other intangibles, net	299,487	254,530	52,524
Goodwill	281,776	217,576	33,222
Total assets	1,363,298	1,208,487	135,210
Current liabilities	34,598	39,525	15,271
Deferred tax liabilities	113,794	123,429	22,866
Long-term debt, including related party, net of current portion	629,095	434,352	32,777
Total liabilities	786,693	603,676	75,369
Redeemable convertible preferred stock	—	—	64,099
Stockholders’ equity (deficit)	567,665	596,296	(4,258)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion of the financial condition and results of operations of the company should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A. Unless required by law, we undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.
GENERAL
      The trust is a Delaware statutory trust that was formed on April 13, 2004. The company is a Delaware limited liability company that was also formed on April 13, 2004. The trust is the sole holder of 100% of the LLC interests of the company. Prior to December 21, 2004, the trust was a wholly-owned subsidiary of MIMUSA.
      We own, operate and invest in a diversified group of infrastructure businesses, that are providing basic, everyday services, such as parking, roads and water, through long-life physical assets. These infrastructure businesses generally operate in sectors with limited competition and high barriers to entry. As a result, they have sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.
      The company is dependent upon cash distributions from its businesses and investments to meet its corporate overhead and to pay management fee expenses and to pay dividends. The company expects to receive dividends from its airport services business, airport parking business and district energy business through its directly owned holding company Macquarie Infrastructure Company Inc., or MIC Inc. The company will receive interest and principal on our subordinated loans to, and dividends from, its toll road business and dividends from its investments in Macquarie Communications Infrastructure Group, or MCG, and South East Water, or SEW, through directly owned holding companies that it has formed to hold its interest in each business and investment.
      Distributions received from our businesses and investments net of taxes, are available first to meet management fees and corporate overhead expenses then to fund dividend payments by the company to the trust for payment to holders of trust stock. Base management and performance fees payable to our Manager are allocated between the company and the directly owned subsidiaries based on the company’s internal allocation policy.
      On May 14, 2005 our Board of Directors declared a dividend of $0.50 per share for the quarter ended March 31, 2005, and an additional dividend of $0.0877 per share for the period ended December 31, 2004. The dividend payments were made on June 7, 2005 to holders of record on June 2, 2005. On August 8, 2005, our Board of Directors declared a dividend of $0.50 per share for the quarter ended June 30, 2005. The dividend payments were made on September 9, 2005 to holders of record on September 6, 2005. Additionally, on November 7, 2005, our Board of Directors declared a dividend of $0.50 per share for the quarter ended September 30, 2005. This dividend was paid on December 9, 2005 to holders of record on December 6, 2005. On March 14, 2006, our Board of directors declared a dividend of $0.50 per share payable on April 10, 2006 to holders of record on April 5, 2006.

Tax Treatment of Distributions
      At the time of our initial public offering, or IPO, we anticipated that substantially all of the portion of our regular distributions that are treated as dividends for US federal income tax purposes should qualify for taxation at the lower US federal income tax rate currently applicable to qualified dividend income (currently a maximum of 15%). In 2005, substantially all of the distributions from MIC Inc. to the company, the trust and ultimately the holders of our trust stock were treated as return of capital for US federal income tax purposes rather than as qualified dividend income. Distributions to holders of our trust stock that are treated as return of capital for US federal income tax purposes are generally not taxable in the hands of holders to the extent that the total amount of such distributions received does not exceed the holders tax basis in the trust stock. Instead such distributions that are not in excess of the holders tax basis in the trust stock will reduce such holders tax basis in the trust stock resulting in more capital gain or less capital loss upon ultimate disposal of the trust stock. Distributions from MIC Inc. were $25.1 million in 2005, representing 51.1% of the total distributions received by the company from our businesses and investments in calendar year 2005. In addition, we received distributions from SEW in 2005 amounting to $8.5 million, or 17.6% of these total distributions, that did not qualify for the reduced tax rates applicable to qualified dividend income. As a consequence, the portion of our distributions for 2005 that are treated as dividends for US federal income tax purposes was lower than expected, and the portion of our distributions that were treated as return of capital for US federal income tax purposes were higher than expected. Further, the portion of our distributions that were treated as dividends for US federal income tax purposes and characterized as qualified dividend income was lower than expected (while still comprising a majority of the portion of our distributions treated as dividends for US federal income tax purposes).
      Beyond 2005, the portion of our distributions that will be treated as dividends or return of capital for US federal income tax purposes is subject to a number of uncertainties. We currently anticipate that substantially all of the portion of our regular distributions that are treated as dividends for US federal income tax purposes should be characterized as qualified dividend income. We expect that future distributions from SEW will qualify for required rates applicable to qualified dividend income.
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
      We acquired our airport services, district energy and toll road businesses and made our investments in SEW and MCG on December 22, 2004 and acquired our airport parking business on December 23, 2004. These acquisitions were effected by purchasing the shares of North America Capital Holding Company, or NACH, Macquarie Airports North America, Inc., or MANA, Macquarie District Energy Holdings, LLC, or MDEH, Macquarie Americas Parking Corporation, or MAPC, Macquarie Yorkshire Limited, or MYL, stapled securities in MCG and ordinary shares and Preferred Equity Certificates, or PECs, in Macquarie Luxembourg. On January 14, 2005 we acquired General Aviation Holdings, LLC, or GAH, which became a subsidiary of NACH. Consequently, the results of GAH from the date of its acquisition are reflected in our airport services business’ results of operations for the year ended December 31, 2005. On August 12, 2005, our airport services business acquired all of the membership interests in Eagle Aviation Resources, Ltd., or EAR, a Nevada limited liability company doing business as Las Vegas Executive Air Terminal. Consequently, the results of EAR from the date of its acquisition are reflected in the airport services business’ results of operations for the year ended December 31, 2005. On October 3, 2005, our airport parking business completed the acquisition of real property and personal and intangible assets related to the SunPark facilities and, on October 26, 2005, acquired an additional property in Maricopa, Arizona. Consequently, the results of these facilities from the date of acquisition are reflected in the airport parking business’ results of operations for the year ended December 31, 2005.

      The purchases of our airport services, airport parking and district energy businesses following our IPO were recorded by us using the purchase method of accounting, due to our ability to control each business. MCG is accounted for as an available for sale investment and SEW is recorded under the cost method of accounting. Macquarie Yorkshire, through its 50% ownership of Connect M1-A1 Holdings Limited, or CHL, effectively owns 50% of Connect M1-A1 Limited. Our investment in CHL is accounted for under the equity method of accounting.
      The purchases of GAH, LVE and SunPark were recorded using the purchase method of accounting. The $50.3 million purchase price of GAH (including transaction costs and working capital adjustments) was funded through additional long-term debt borrowings of $32 million with the remainder funded by proceeds from our initial public offering. The $59.8 million purchase price of LVE (including a preliminary working capital adjustment of $244,000 and related transaction costs of $1.6 million) was funded with cash raised in our initial public offering. The $69.8 million purchase price of SunPark (including $4 million of transaction costs, pre-funded reserves and pre-funded capital expenditures) was funded with a combination of $21.2 million of cash, the majority of which was raised in our initial public offering, and $48.7 million of non-recourse debt under a new debt facility.
Pending Acquisitions
      On August 17, 2005, we entered into a joinder agreement with k1 Ventures Limited, K-1 HGC Investment, L.L.C. (together with k1 Ventures, the “K1 Parties”), and Macquarie Investment Holdings Inc. , or MIHI, and a related assignment agreement with MIHI. Under these agreements, we assumed all of MIHI’s rights and obligations as a Buyer under a purchase agreement between MIHI and the K1 Parties for no additional consideration other than providing MIHI with an indemnification for the liabilities, cost and expenses it has incurred as “Buyer” under the purchase agreement. The purchase agreement provides for the acquisition by the Buyer of, at the option of k1 Ventures, either 100% of the interests in HGC Investment or 100% of the membership interests of HGC Holdings, L.L.C.
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
      The purchase agreement provides for the payment in cash of a base purchase price of $238 million (subject to working capital and capital expenditure adjustments) with no assumed interest-bearing debt. We currently expect working capital and capital expenditure adjustments to add approximately $12 million to the total purchase price. In addition to the purchase price, it is anticipated that approximately a further $9 million will be paid to cover transaction costs. We expect to finance the acquisition, including an initial up-front deposit of $12.2 million, with $160 million of future subsidiary level debt and the remainder from proceeds from the refinancing of our airport services segment discussed below or other sources of available cash. Absent an intervening use for the proceeds from this refinancing, we do not intend to issue equity in the public markets to complete the acquisition of The Gas Company.
      On March 3, 2006, the Hawaii Division of Consumer Advocacy (Consumer Advocate) filed its position statement recommending approval of our application to the Hawaii Public Utilities Commission, or HPUC, to transfer ownership of The Gas Company to us. The Consumer Advocate’s recommendation was conditioned upon the HPUC accepting the regulatory conditions set forth in the Consumer Advocate’s position statement. We have discussed these conditions with the Consumer Advocate and find them acceptable as presented to the HPUC. We are in the process of preparing a response statement to the HPUC formally accepting the recommended regulatory conditions. In that response, we will be requesting a decision and order from the HPUC that would allow us to close the transaction, if approved, by early June 2006.
      The Gas Company has filed an Annual Report of its financial condition for the year ended December 31, 2004 with the HPUC which included the following unaudited financial information. We are including this publicly available information because we believe it provides a general understanding of the historical results of The Gas Company. However, we have not independently verified this information. Furthermore, according to the filing this information was produced in conformity with accounting standards for regulated utilities, which may not be consistent with U.S. Generally Accepted Accounting Principles applicable to non-utility businesses.
      According to the filing with the HPUC, the regulated gas utility business of The Gas Company produced pre-tax, pre-interest net income of $11.3 million and EBITDA of $15 million for the year ended December 31, 2004. The non-utility gas distribution business produced pre-tax, pre-interest net income of $9.5 million for the same period. EBITDA for the non-utility gas distribution business is not presented in the HPUC filing. EBITDA for the gas utility business should not be viewed as an indication of the performance of the non-utility business. Net asset value of the non-regulated gas distribution business was $27.7 million at December 31, 2004, compared to net asset value of the gas utility business of $99.5 million at that date. The above historical financial information should not be taken as an indication of future performance. In particular, we would expect interest expense to increase significantly following our acquisition.
      The purchase agreement contains various provisions customary for transactions of this size and type, including representations, warranties and covenants with respect to the business that are subject to customary limitations. Completion of the acquisition depends on a number of conditions being satisfied by October 31, 2006, including approval by HPUC of the transaction and the subsidiary level debt financing, numerous contractual consents and the expiration or early termination of any waiting period under the Hart-Scott-Rodino Antitrust Act of 1976, as amended, as well as other customary closing conditions. Failure to obtain financing would not permit us to terminate the purchase agreement. Therefore, if we do not obtain sufficient funding for the transaction, we would be required to pay liquidated damages to the seller as described below.
      The purchase agreement provides for the payment of liquidated damages equal to 5% of the base purchase price if the transaction is terminated for breach prior to receipt of regulatory approvals and 10% of the base purchase price if terminated for breach thereafter. In addition, we would be obligated to pay a liquidated damages amount equal to 5% of the base purchase price if approval from HPCU were not obtained due in whole or substantial part to HPUC’s findings regarding our financial, legal or operational qualifications.
      The maximum amount of indemnification payable by either party under the purchase agreement is 75% of the base purchase price, with some exceptions.
      MSUSA is acting as financial advisor to us on the transaction, including in connection with the debt financing arrangements. MIHI and MSUSA are both subsidiaries of Macquarie Bank Limited, the parent company of the our Manager.
IMPACT OF ACQUISITIONS ON OUR RESULTS OF OPERATIONS
      The acquisitions of our consolidated businesses and our equity investment in Macquarie Yorkshire resulted in significant increases in the recorded value of our property, plant and equipment and our intangible assets, including our airport contract rights, customer relationships and technology. Our 2004 consolidated results of operations reflect only nine days of the resulting additional depreciation and amortization expense. Our 2005 annual depreciation and amortization expense increased as this additional expense was fully reflected in our results.
      These acquisitions also resulted in a significant amount of goodwill.
      In the last half of 2004, prior to our acquisition of parts of our airport services and district energy businesses, they were recapitalized with significant levels of non-recourse debt. Our consolidated interest expense increased in 2005 to reflect the full year impact of our additional indebtedness.
      Simultaneous with our acquisition of our parking business’ holding company, the holding company increased its economic ownership in the underlying Macquarie Parking business from 43.1% to 87.1%.

Minority shareholders did not contribute their full pro-rata share of capital raised for acquisitions in 2005. As a result, the holding company increased it ownership in the underlying Macquarie Parking business from 87.1% to 87.9%. The historical results of the parking business discussed in this section include a larger allocation of net losses to the minority investors. Going forward, we expect to recognize a greater share of the financial performance of our parking business in our consolidated results of operations, reflecting the holding company’s increased ownership in Macquarie Parking.
OPERATING SEGMENTS AND BUSINESSES

Airport Services Business
      Our airport services business depends upon the level of general aviation activity, and jet fuel consumption, for the largest portion of its revenue. General aviation activity is in turn a function of economic and demographic growth in the regions serviced by a particular airport and the general rate of economic growth in the United States. According to estimates from the FAA, in 2004 and 2005, the number of general aviation turbojet aircraft in the United States, which are the major consumers of the services of our airport services business, increased by 3.5% and 4.2%, respectively. General aviation jet fuel consumption increased in 2002 by 3.3% and declined in 2003 by 4.5%. The FAA estimates that general aviation jet fuel consumption grew by 2.8% in 2004, by 4.5% in 2005 and is projected to grow 6.2% in 2006. A number of our airports are located near key business centers, for example, New York — Teterboro, Chicago — Midway and Philadelphia. We believe that as a result the growth in fuel consumption and general aviation activity is higher at our airports than the industry average nationwide.
      Fuel revenue is a function of the volume sold at each location and the average per gallon sale price. The average per gallon sale price is a function of our cost of fuel plus, where applicable, fees and taxes paid to airports or other local authorities for each gallon sold (Cost of revenue — fuel), plus our margin. Our fuel gross profit (Fuel revenue less Cost of revenue — fuel) depends on the volume of fuel sold and the average dollar-based margin earned per gallon. The dollar-based margin charged to customers varies based on business considerations. Dollar-based margins per gallon are generally insensitive to the wholesale price of fuel with both increases and decreases in the wholesale price of fuel generally passed through to customers, subject to the level of price competition that exists at the various FBOs.
      Our airport services business also earns revenues from activities other than fuel sales (Non-fuel revenue). For example, our airport services business earns revenues from refueling some general aviation customers and some commercial airlines on a “pass-through basis,” where we act as a fueling agent for fuel suppliers and for commercial airlines, receiving a fee, generally on a per gallon basis. In addition, our airport services business earns revenue from aircraft landing and parking fees and by providing general aviation customers with other services, such as de-icing and hangar rental. At some facilities we also provide de-icing services to commercial airlines. Our airport services business also earns management fees for its operation of six regional airports under management contracts.
      In generating non-fuel revenue, our airport services business incurs supply expenses (Cost of revenue — non-fuel), such as de-icing fluid costs and payments to airport authorities, which vary from site to site. Cost of revenue — non-fuel are directly related to the volume of services provided and therefore generally increase in line with non-fuel revenue.
      Our airport services business incurs expenses in operating and maintaining each FBO, such as rent and insurance, which are generally fixed in nature. Other expenses incurred in operating each FBO, such as salaries, generally increase with the level of activity. In addition, our airport services business incurs general and administrative expenses at the head office that include senior management expenses as well as accounting, information technology, human resources, environmental compliance and other corporate costs.

Airport Parking Business
      The revenues of our airport parking business include both parking and non-parking components. Parking revenues, which comprise the substantial majority of total revenues, are driven by the volume of passengers using the airports at which the business operates, its market share at each location and its parking rates. We aim to grow our parking revenue by increasing our market share at each location and optimizing parking rates taking into consideration local demand and competition. We compete for market share against other parking facilities (on- and off-airport) and to a lesser extent against alternative modes of transport to the airport, such as trains, taxis, private transport or rental cars. Among other factors, market share is driven by the capacity of the parking facility, the proximity of the parking facility to the airport, the quality of service provided and the parking rates. Our airport parking business seeks to increase market share through marketing initiatives to attract both returning customers and air travelers who have not previously used off-airport parking and through improved services. Our ability to successfully execute marketing, pricing and service initiatives is key to maintaining and growing revenues. Non-parking revenue includes primarily transportation services.
      Turnover and intra-day activity are captured in the “cars out” or total number of customers exiting during the period. This measure, in combination with average parking revenue per car out and available overnight occupancy, are primary indicators of our customer mix and dictate our ongoing revenue management efforts. Average parking revenue is a function of the fee for parking, the discount applied, if any, and the number of days the customer is parked at the facility. For example, an increase in average parking revenue over time can be a result of increased pricing, reduced discounting or a shift in the average length of stay.
      Our parking business’ customers pay a fee for parking at its locations. The parking fees collected constitute revenue earned. The prices charged are a function of demand, quality of service and competition. Parking rate increases are often led by on-airport parking lots and changes in the competitive environment. Most airports have historically increased parking rates rapidly with increases in demand, creating a favorable pricing environment for off-airport competitors. However, in certain markets, the airport may not raise rates in line with general economic trends. Further, our airport parking business seeks to increase parking rates through the value-added services such as valet parking, car washes and covered parking.
      In the discussion of our airport parking business’ results of operations, we disclose the average overnight occupancy for each period. Our airport parking business measures occupancy by counting the number of cars at the “lowest point of the day” between 12 a.m. and 2 a.m. every night. At this time, customer activity is low, and thus an accurate measure of the car count may be taken at each location. This method means that turnover and intra-day activity are not taken into account and therefore occupancy during the day is likely to be much higher than when the counts are undertaken.
      In providing parking services, our airport parking business incurs expenses, such as personnel costs, real estate related costs and the costs of leasing, operating and maintaining its shuttle buses. These costs are incurred in providing customers with service at each parking lot as well as in transporting them to and from the airport terminal. Generally, as the level of occupancy, or usage, at each of the business’ locations increases, labor and the other costs related to the operation of each facility increase. We also incur costs related to damaged cars either as a result of the actions of our employees or criminal activity. The business is continually reviewing security and safety measures to minimize these costs.
      Other costs incurred by Macquarie Parking relate to the provision of the head office function that the business requires to operate. These costs include marketing and advertising, rents and other general and administrative expenses associated with the head office function.

District Energy Business
      Our district energy business is comprised of Thermal Chicago and Northwind Aladdin, which are 100% and 75% indirectly owned, respectively, by MDEH, which is a wholly owned subsidiary. Thermal

Chicago sells chilled water to 98 customers in the Chicago downtown area and one customer outside of the downtown area under long-term contracts. Pursuant to these contracts, Thermal Chicago receives both capacity and consumption payments. Capacity payments (cooling capacity revenue) are received irrespective of the volume of chilled water used by a customer and these payments generally increase in line with inflation. Capacity payments constituted approximately 46% of Thermal Chicago’s total revenue in 2005.
      Consumption payments (cooling consumption revenue) are a per unit charge for the volume of chilled water used. Such payments are higher in the summer months when the demand for chilled water is at its highest and, as a consequence, approximately 80% of consumption revenue is received in the second and third quarters of each year. Consumption payments also fluctuate moderately from year to year depending on weather conditions. By contract, consumption payments generally increase in line with a number of economic indices that reflect the cost of electricity, labor and other input costs relevant to the operations of Thermal Chicago. The weighting of the individual economic indices broadly reflects the composition of Thermal Chicago’s direct expenses.
      Thermal Chicago’s principal direct expenses in 2005 were electricity 40%, labor 13%, operations and maintenance 16%, depreciation and accretion 23% and other 8%. Electricity usage fluctuates in line with the volume of chilled water produced. Thermal Chicago particularly focuses on minimizing the amount of electricity consumed per unit of chilled water produced, including by storing thermal energy by producing ice at night when electricity costs are generally lower. The ice is then used during the day to chill water when electricity costs and consumption are highest. Other direct expenses, including labor, operations and maintenance, depreciation, and general and administrative are largely fixed irrespective of the volumes of chilled water produced.
      Electric utility restructuring legislation was adopted in Illinois in December 1997 to provide for a transition to a deregulated generation market scheduled for 2007 as discussed under “Our Businesses and Investments — District Energy Business — Business — Thermal Chicago — Electricity Costs” in Item 1. Business. The legislation included a provision for electric utilities, in our case ComEd, to collect a customer transition charge (CTC) from customers who choose to purchase electricity from an alternative retail energy supplier or those who elect ComEd’s Power Purchase Option (PPO) during the transition period. Under the terms of the PPO plan, if the CTC of any participant is reduced to zero, that participant becomes ineligible to purchase electricity under the PPO plan. With the recent high cost of market-based power, ComEd’s calculation of our CTCs at the beginning of 2006 are zero. As a result, we will no longer be able to purchase electricity under the PPO plan effective May 2006. Furthermore, ComEd began to charge transmission charges to its customers that procure energy from retail energy suppliers. These transmission charges had been charged to one of our plants which is currently under a retail energy supply contract. Beginning in May, these charges will also apply to our plants that are no longer eligible for the PPO plan. We have reviewed our options to purchase power for the remainder of 2006 and have entered into a contract to purchase electricity with a retail energy supplier. Based on an historically normal level of electricity usage, we estimate our electricity costs will increase by $750,000 for the remainder of 2006. We believe we can mitigate this impact through a combination of operational and strategic initiatives and offsets from our contract escalators. Had we remained on the PPO contracts and based on an historically normal level of electricity usage, we estimate our electricity costs would have increased by $1.1 million due to the revised PPO rates determined by ComEd in early 2006.
      The Illinois electricity markets are expected to deregulate beginning in January 2007 and we will be required to enter into new electricity purchase arrangements effective at that time. ComEd has proposed a procurement process referred to as a reverse-auction. The market prices of electricity available to us are likely to reflect prices established in the reverse-auction process. Market prices of electricity in Illinois are also affected by changes in natural gas prices, which have been very volatile, but overall have increased significantly over the past year. We cannot predict the market prices for electricity that we will face beginning in 2007 but we anticipate, based on current market dynamics, that electricity will cost substantially more in 2007 than in the second half of 2006, as discussed above. If these market dynamics change in a way that is adverse to us, our costs could be substantially higher than we currently anticipate. In addition, on August 31, 2005, ComEd filed a rate case with the ICC, which seeks, among other things, to increase delivery rates in a manner that we believe disproportionately impacts larger users of electricity. If the rate case is approved as currently proposed, our electricity costs would increase by an additional $2 million annually.
      45% or $7.2 million of our 2005 consumption revenue for Thermal Chicago is linked to the Midwest producer price index. The producer price index reflects the cost of electricity across a broad geographic region in the Midwest and, as a result, does not fully reflect changes in electricity costs that occur locally. Changes in this index, which are not in our control, combined with recent significant increases in electricity costs discussed above, are likely to result in our electricity costs increasing significantly without a corresponding increase in contracted revenues to fully offset the cost. In addition, because our contracts typically adjust consumption charges annually, there is likely to be a significant lag before changes in the market prices of electricity are reflected in our contracts overall. We are currently evaluating the components and calculation of the producer price index and alternative contractual price adjustment options to determine whether our contract provisions will allow us to better offset recent increases in electricity costs described above.
      Northwind Aladdin provides cold and hot water and back-up electricity under two long-term contracts that expire in February 2020. Pursuant to these contracts, Northwind Aladdin receives monthly fixed payments of approximately $5.4 million per annum through March 2016 and monthly fixed payments of approximately $2 million per year thereafter through February 2020. In addition, Northwind Aladdin receives consumption and other variable payments from its customers that allow it to recover substantially all of its operating costs. Approximately 90% of total contract payments are received from the Aladdin resort and casino and the balance from the Desert Passage shopping mall.
      In addition to its 75% interest in Northwind Aladdin, MDEH also owns all of Northwind Aladdin’s senior debt. This debt pays interest quarterly at a rate of 12.14% per year and is scheduled to fully amortize by the end of 2012. This debt is eliminated in consolidation.

Toll Road Business
      We own our toll road business through our 50% interest in CHL and share control with our joint venture partner Balfour Beatty plc. The sole source of revenue of our toll road business is “shadow tolls” received from the U.K. government. This revenue is a function of traffic volume and shadow toll rates. In general, traffic volume is driven by general economic and demographic growth in the region served. Yorkshire Link has been in operation for over six years and traffic volumes have grown continuously over this period. It is typical for a toll road to show strong traffic growth early in its life as drivers switch from congested alternative routes to the new road and then, as the road matures, for growth to trend toward levels that are reflective of overall economic and demographic growth in the region serviced by the road. As Yorkshire Link is a mature toll road, we expect that future traffic growth during the remainder of the concession will be consistent with economic and demographic growth rates.
      Based on a formula contained in the concession, revenues increase with increases in the volume of traffic using Yorkshire Link and the rate of inflation in the United Kingdom. If traffic volumes do not increase and there is no inflation, toll rates will decline moderately through time due to the operation of the rate structure under the concession. Also, periodically, a global factor in the formula serves to decrease or increase shadow toll rates. The payment calculations are discussed further under “Business — Our Businesses and Investments — Toll Road Business — Business” in Part I, Item I. The operations of Yorkshire Link are relatively straightforward and therefore cash operating expenses are limited. This is partially a reflection of the fact that the road is relatively new. For example, operating expenses, excluding depreciation, comprised only 6.9% of revenues for the year ended March 31, 2005. The majority of revenues after expenses will be used to service Connect M1-A1 Limited’s debt and the remainder will be used to pay distributions to us and our joint venture partner.
      Operating expenses comprise two components: a recurring component that reflects the day-to-day cost of operating Yorkshire Link; and periodic maintenance that is necessary to maintain the condition of the road at the standard required by the concession. Day-to-day operating costs can generally be expected to grow at a rate moderately above the rate of inflation. As operating costs are low relative to revenues, significant percentage fluctuations in operating costs do not have a correspondingly significant impact on operating income.
      We account for our toll road business under the equity method of accounting and record profits and losses from our 50% indirect ownership in CHL, net of intangible amortization expense, in the equity in earnings (loss) and amortization charges of investee line of our statement of operations. In addition, we record interest income from our subordinated loans to Connect M1-A1 Limited in the interest income line of our statement of operations and interest expense on the loan from Connect M1-A1 Limited in the interest expense line.

Investments

MCG
      We hold a minority interest in MCG and do not have any influence over its operations. Therefore, our interest in MCG is accounted for as an available for sale investment and dividends received are included in our statement of operations. Unrealized gains and losses in the share price of MCG are reflected in Other Comprehensive Income section of Stockholders’ Equity. The revenues of MCG are derived mainly from the long-term contracts that its businesses, Broadcast Australia and, since January 2005, Arqiva, have entered into to provide broadcast infrastructure in Australia and the United Kingdom. As a result, the revenues of MCG are relatively insensitive to fluctuations in macroeconomic conditions in Australia and the United Kingdom.

SEW
      We hold a minority interest in SEW and do not have significant influence over its operations. Therefore, our interest in SEW is accounted for as a cost investment and dividends received will be included in our statement of operations. The U.K. water industry regulator determines the prices that SEW can charge its customers. These determinations are undertaken every five years using an approach designed to enable SEW to earn sufficient revenues to recover operating costs, capital expenditure and taxes and to generate a return on invested capital, while creating incentives for SEW to operate efficiently. As a result of this price determination mechanism and the fact that demand for water is relatively insensitive to economic conditions, SEW’s earnings are stable.
RESULTS OF OPERATIONS
      We acquired our initial businesses and investments on December 22 and December 23, 2004 using the majority of the proceeds of our initial public offering. As a consequence, our consolidated operating results for the year ended December 31, 2004 only reflect the results of operations of our businesses and investments for a nine day period between December 22, 2004 and December 31, 2004. Any comparisons to our consolidated results of operations to prior periods would not be meaningful. We have therefore included a comparison of the historical results of operations for each of our consolidated businesses, which we believe is a more appropriate approach to explaining the historical financial performance of the company. The results of our businesses acquired during the year ended December 31, 2005 are included in our consolidated operating results from the date of acquisition.

      Our consolidated results of operations are summarized below (in thousands):

		April 13, 2004
	Year Ended	(inception) to
	December 31,	December 31,
	2005	2004

Revenues
Revenue from fuel sales	$143,273	$1,681
Service revenue	156,167	3,257
Financing and equipment lease income	5,303	126

Total revenue	304,743	5,064

Costs and expenses
Cost of fuel sales	84,806	912
Cost of services	81,834	1,633
Selling, general and administrative expenses	82,636	7,953
Fees to manager	9,294	12,360
Depreciation expense	6,007	175
Amortization of intangibles	14,815	281

Total operating expenses	279,392	23,314

Operating income (loss)	25,351	(18,250)
Other income (expense)
Dividend income	12,361	1,704
Interest income	4,064	69
Interest expense	(33,800)	(756)
Equity in earnings (loss) and amortization charges of investee	3,685	(389)
Other (expense) income, net	123	50

Net income (loss) before income taxes and minority interests	11,784	(17,572)
Income tax benefit	3,615	—

Net income (loss) before minority interests	15,399	(17,572)
Minority interests	203	16

Net income (loss)	$15,196	$(17,588)

      For the period from April 13, 2004 to December 31, 2004, we incurred a consolidated net loss of $17.6 million as we had only nine days of operating results from our businesses and because of the $12.1 million performance fee earned by our Manager from the closing of our initial public offering until December 31, 2004. We incurred $6 million of expenses related to the acquisitions of our businesses and organizational expenses. We also earned $1.7 million in dividend income from our investment in MCG, which was subsequently received in February 2005.
      For the year ended December 31, 2005, we earned consolidated net income of $15.2 million. Our consolidated results included net income of $7.1 million from our airport services business, $452,000 from our district energy business, and a loss of $3.3 million from our airport parking business. Our 50% share of net income from the toll road business was $3.7 million, net of non-cash amortization expense of $3.8 million and we also recognized $429,000 in other income. We earned $8.5 million (including $390,000 of other income) in dividend income from our investment in SEW and $4.2 million in dividend income from our investment in MCG. We incurred selling, general and administrative expenses of $9.5 million. Included in selling, general and administrative expenses are $2.9 million related to complying with the requirements under Sarbanes Oxley and $1.8 million related to an unsuccessful acquisition bid. We recorded $9.3 million in base fees earned by our Manager, pursuant to the terms of the management service agreement.

      Companies acquired in 2004 by MIC, Inc. completed their 2004 tax returns during 2005 for the period prior to their acquisition. An analysis of the net operating losses and other tax attributes that will carryforward to the US federal consolidated tax return of MIC, Inc. and its subsidiaries from those returns, and an analysis of the need for a valuation allowance on the realizability of the company’s deferred tax assets, resulted in a decrease in the consolidated valuation allowance of approximately $5.9 million, $4.4 million of which is included in net income.
      We have included earnings before interest, taxes, depreciation and amortization, or EBITDA, a non-GAAP financial measure, on both a consolidated basis as well as for each segment. We use EBITDA to measure our ability to generate operating cash flow and to meet our distribution policy. We generated $70.2 million in EBITDA for the year ended December 31, 2005.
      A reconciliation of EBITDA is provided below (in thousands):

		April 13, 2004
	Year Ended	(inception) to
	December 31,	December 31,
	2005	2004

Net income (loss)	$15,196	$(17,588)
Interest expense, net	29,736	687
Income tax benefit	(3,615)	—
Depreciation(1)	14,098	370
Amortization(2)	14,815	281

EBITDA	$70,230	$(16,250)

(1)	Includes depreciation expense of $2.4 million and $55,000 for the airport parking business for the year ended December 31, 2005 and the period December 23, 2004 (our acquisition date) through December 31, 2004, respectively. Also includes depreciation expense of $5.7 million and $140,000 for the district energy business for the year ended December 31, 2005 and the period December 22, 2004 (our acquisition date) through December 31, 2004, respectively. The airport parking business and district energy business include depreciation expense within cost of services in our consolidated statement of operations.

(2)	Does not include amortization expense related to intangible assets in connection with our investment in the toll road business, of $3.8 million and $95,000 for the year ended December 31, 2005 and the period December 22, 2004 (our acquisition date) through December 31, 2004, respectively.
Airport Services Business
      In 2004, the airport services business consisted of two reportable segments, Atlantic and AvPorts. Atlantic was owned under North America Capital Holding Company, or NACH. AvPorts was owned under Macquarie Airports North America Inc, or MANA. These businesses are currently being integrated and managed as one business under NACH. Therefore, they are now combined into a single reportable segment. Results for prior periods reflect the combined segment.
      The financial performance for the year ended December 31, 2005 includes the operating results of General Aviation Holdings, LLC or GAH, from the acquisition date of January 14, 2005, and the operating results of Eagle Aviation Resources, Ltd., or EAR, from the acquisition date of August 12, 2005.
      The financial performance for the year ended December 31, 2004 was obtained by combining the following results:

•	Executive Air Support, Inc., or EAS, from January 1, 2004 through July 29, 2004, on which date EAS was acquired by NACH;

•	NACH from January 1, 2004 through December 22, 2004, when it was part of the Macquarie Group;

•	NACH during the period of our ownership from December 22, 2004 to December 31, 2004;

•	MANA for the period January 1, 2004 through December 22, 2004, prior to our acquisition; and

•	MANA during the period of our ownership from December 22, 2004 to December 31, 2004.
      The financial performance for the year ended December 31, 2003 represents the combined results of operations of EAS (the predecessor of NACH) and MANA. The 2003 and 2004 results do not include the historical performance of GAH or EAR.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Key Factors Affecting Operating Results

•	contribution of positive operating results from two new FBOs in California (GAH) acquired in January 2005 and one FBO in Las Vegas (EAR) acquired in August 2005;

•	higher average dollar per gallon fuel margins at existing locations;

•	continued increases in fuel prices;

•	higher rental income from new hangars and increased tenant occupancy;

•	no significant effect on our results from recent hurricanes; and

•	higher 2005 first quarter de-icing revenues at our northeast locations.

					GAH & EAR
	Existing Locations (NACH & MANA)				Acquisitions		Total

			Change						Change
	2005	2004			2005		2005	2004
	$	$	$	%	$		$	$	$	%

	($ in thousands)
Fuel revenue	115,758	100,363	15,395	15.3	27,515		143,273	100,363	42,910	42.8
Non-fuel revenue	48,677	41,714	6,963	16.7	9,536		58,213	41,714	16,499	39.6

Total revenue	164,435	142,077	22,358	15.7	37,051		201,486	142,077	59,409	41.8
Cost of revenue-fuel	68,240	53,572	14,668	27.4	16,566		84,806	53,572	31,234	58.3
Cost of revenue-non-fuel	6,718	6,036	682	11.3	862		7,580	6,036	1,544	25.6

Total cost of revenue	74,958	59,608	15,350	25.8	17,428		92,386	59,608	32,778	55.0
Fuel gross profit	47,518	46,791	727	1.6	10,949		58,467	46,791	11,676	25.0
Non-fuel gross profit	41,959	35,678	6,281	17.6	8,674		50,633	35,678	14,955	41.9

Gross profit	89,477	82,469	7,008	8.5	19,623		109,100	82,469	26,631	32.3
Selling, general and administrative expenses	54,472	55,041	(569)	(1.0)	10,668		65,140	55,041	10,099	18.3
Depreciation and amortization	12,187	12,142	45	0.4	3,465		15,652	12,142	3,510	28.9

Operating income	22,818	15,286	7,532	49.3	5,490		28,308	15,286	13,022	85.2
Other expense	(122)	(11,814)	11,692	99.0	(913)		(1,035)	(11,814)	10,779	91.2
Interest expense, net	(10,548)	(11,423)	875	7.7	(3,599	)(1)	(14,147)	(11,423)	(2,724)	23.8
Provision (benefit) for income taxes	5,481	(326)	5,807	1,781.3	543		6,024	(326)	6,350	1,947.9

Net income (loss) from continuing operations	6,667	(7,625)	14,292	187.4	435		7,102	(7,625)	14,727	193.1

Reconciliation of net income (loss) from continuing operations to EBITDA from continuing operations:
Net income (loss) from continuing operations	6,667	(7,625)	14,292	187.4	435		7,102	(7,625)	14,727	193.1
Interest expense, net	10,548	11,423	(875)	7.7	3,599		14,147	11,423	2,724	23.8
Provision (benefit) for income taxes	5,481	(326)	5,807	1,781.3	543		6,024	(326)	6,350	1,947.9
Depreciation and amortization	12,187	12,142	45	0.4	3,465		15,652	12,142	3,510	28.9

EBITDA from continuing operations	34,883	15,614	19,269	123.4	8,042		42,925	15,614	27,311	174.9

(1)	We have allocated a portion of NACH interest expense to GAH and EAR on the basis of amortization expense of intangible assets, mainly airport contract rights, of GAH and EAR as a proportion of total NACH intangible assets amortization expenses. Therefore, we recognize interest expense on EAR even though we did not incur any additional senior debt at the time of our acquisition of EAR.

Revenue and Gross Profit
      Most of our revenue and gross profit is generated through fueling general aviation aircraft at our 19 fixed base operations around the United States. This revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a dollar-based margin. We generally pursue a strategy of maintaining, and where appropriate increasing, our margins, thereby passing any increase or decrease in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and terminal services. Cost of revenue-non-fuel includes our cost, if any, of providing these services.
      The key factors generating our revenue and gross profit are fuel volume and dollar-based margin per gallon. This applies to both fuel and into-plane revenue. Our customers will occasionally move from one category to the other. Therefore, we believe discussing our fuel and non-fuel revenue and gross profit and the related key metrics on a combined basis provides the most meaningful analysis of our airport services business.
      Our total revenue and gross profit growth was due to several factors:

•	inclusion of the results of GAH and EAR from the respective dates of their acquisitions;

•	rising cost of fuel, which we pass on to customers; to date we have not seen any material negative impact on demand for fuel due to the increases in fuel costs;

•	an increase in dollar per gallon fuel margins at our existing locations, resulting largely from a higher proportion of higher margin customers;

•	higher rental income due to new hangars that opened in 2004 and 2005 at our Chicago and Burlington locations respectively and higher occupancy of our existing locations; and

•	increase in de-icing revenue in the northeastern locations during first quarter of 2005 due to colder weather conditions.
      Our facilities at New Orleans, LA and Gulfport, MS (approximately $2.3 million EBITDA in 2004) were impacted by Hurricane Katrina. Some of our hangar and terminal facilities were damaged. However, our results for the year were not significantly affected by this or any other recent hurricane. We believe that we have an appropriate level of insurance coverage to repair or rebuild our facilities and to cover us for any business interruption we experience in the near term. We anticipate that combined traffic at these facilities in 2006 may be lower than in 2005 as travel to New Orleans and Gulfport has slowed. However, we believe that this will not have a significant effect on our overall results in 2006 or thereafter.

Operating Expenses
      The decrease in operating expenses at existing locations is due to non-recurring transaction costs incurred by EAS associated with the sale of the company in July 2004. This decrease was partially offset by increased professional fees and the implementation of a stock appreciation rights plan for certain employees at the former AvPorts business. The increase in depreciation and amortization was due to the recording of NACH’s and MANA’s net assets to fair value upon their acquisitions, partially offset by the expiration in November 2004 of a two-year non-compete agreement.
      On February 14, 2006, the board of NACH approved the implementation and issuance of a stock appreciation rights program, or SARs, to reward certain employees of the airport services business and to incentivize those employees to increase the long term value of that business. The SARs will vest over a five-year period, with the majority of the vesting to occur by July 2009. The SARs will be valued based upon the estimated fair market value of the airport services business as calculated by us. The estimated value of the SARs is $2 million based on the December 31, 2005 valuation, assuming 100% vesting at that date.

Other Expense
      The decrease in other expense in 2005 is primarily due to the recognition of expense attributable to outstanding warrants valued at approximately $5.2 million that were subsequently cancelled in connection with the acquisition of Atlantic by NACH in July 2004, prior to our acquisition of NACH. Also included in 2004 results are $981,000 of costs associated with debt financing required to partially fund NACH’s acquisition of Atlantic and $5.6 million of bridge costs associated with our acquisition of NACH. In 2005, NACH incurred underwriting fees of $913,000 in relation to the acquisition of GAH that were funded with proceeds from our IPO.

Interest Expense, Net
      Interest expense increased by $2.7 million in 2005 over 2004 largely as a result of an increase in the level of debt, which was incurred at the time of our acquisition of GAH, and as a result of the refinancing described below. Interest expense in 2005 includes the following items:

•	$5.7 million of amortization of deferred financing costs, including $4.9 million of deferred financing costs relating to the previously refinanced debt that was written off at the time of the 2005 refinancing;

•	$4.2 million gain on the recognition of the market value of interest rate swaps at the time of the 2005 refinancing; we have kept the swaps in place following the refinancing as outlined below; and

•	$579,000 interest expense on subordinated debt, which we owned, that was converted to equity in June 2005.
      In December 2005, we refinanced two existing debt facilities at our airport services business with a single debt facility. This new debt facility provides an aggregate term loan borrowing of $300 million and a $5 million working capital facility. The facility has a term of five years. Amounts borrowed under the facility bear interest at a margin of 1.75% over LIBOR for the first three years and a margin of 2.00% over LIBOR thereafter. We have interest rate swap arrangements in place for 100% of the aggregate term loan. See “Liquidity and Capital Resources — Commitments and Contingencies” for more details on this refinancing.
      Since we have hedged 100% of our interest rate exposure, our effective interest rate through 2010 is 6.52% on the $300 million loan facility.

EBITDA
      The substantial increase in EBITDA from existing locations is due to increased dollar fuel margins combined with a reduction in other expenses associated with the sale and financing of the acquisition of Atlantic by NACH of approximately $13.4 million in July 2004. Excluding these expenses EBITDA at existing locations would have increased 20.2%.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      The following section summarizes the historical consolidated financial performance of our airport services business for the years ended December 31, 2004 and 2003.

Key Factors Affecting Operating Results

•	contribution of positive operating results from two FBOs in New Orleans acquired in December 2003;

•	increased general aviation activity at most locations leading to higher fuel volumes sold and higher non-fuel revenues;

•	continued increases in fuel prices; and

•	non-operating expenses related to the acquisition and subsequent recapitalization of Atlantic.

			Change
	2004	2003
	$	$	$	%

	($ in thousands)
Fuel revenue	100,363	78,883	21,480	27.2
Non-fuel revenue	41,714	35,981	5,733	15.9

Total revenue	142,077	114,864	27,213	23.7
Cost of revenue — fuel	53,572	37,507	16,065	42.8
Cost of revenue — non-fuel	6,036	5,473	563	10.3

Total cost of revenue	59,608	42,980	16,628	38.7
Fuel gross profit	46,791	41,376	5,415	13.1
Non-fuel gross profit	35,678	30,508	5,170	16.9

Gross profit	82,469	71,884	10,585	14.7
Selling, general and administrative expenses	55,041	45,260	9,781	21.6
Depreciation and amortization	12,142	9,853	2,289	23.2

Operating income	15,286	16,771	(1,485)	(8.9)
Other expense	(11,814)	(1,203)	(10,611)	882.0
Interest expense, net	(11,423)	(8,508)	(2,915)	34.3
(Benefit) provision for income taxes	(326)	3,521	(3,847)	(109.3)

Net (loss) income from continuing operations(1)	(7,625)	3,539	(11,164)	(315.5)
Income (loss) from discontinued operations (net of applicable income tax provision)	275	(314)	589	(187.6)

Net (loss) income	(7,350)	3,225	(10,575)	(327.9)

Reconciliation of net (loss) income from continuing operations to EBITDA from continuing operations:
Net (loss) income from continuing operations(1)	(7,625)	3,539	(11,164)	(315.5)
Interest expense, net	11,423	8,508	2,915	34.3
Benefit (provision) for income taxes	(326)	3,521	(3,847)	(109.3)
Depreciation and amortization	12,142	9,853	2,289	23.2

EBITDA from continuing operations	15,614	25,421	(9,807)	(38.6)

(1)	Discontinued operations consist of income (loss) from Atlantic’s charter flight business which was sold in 2003.

Revenue and Gross Profit
      In 2004 and 2003, most of our revenue and gross profit was generated through fueling general aviation aircraft at our 16 fixed base operations around the United States.
      Our total revenue and gross profit growth ($27.2 million and $10.6 million, respectively) was due to several factors including:

•	increase due to acquisition in 2004 of two FBOs in New Orleans (contributing $9.3 million in revenue and $5.3 million in gross profit);

•	rising cost of fuel, which we pass on to customers ($9.4 million of revenue increase); and

•	an increase in the volume of fuel sold (up 8.3% on a same stores basis) due to increased general aviation activity at most locations, increased volumes due to customer loyalty programs and increased military activity at Louisville with aircraft returning from Iraq and at Gulfport with more military training.

Operating Expenses
      Selling, general and administrative costs increased due to the addition of the two New Orleans locations, including acquisition costs incurred by Executive Air Support associated with the sale of the company in July 2004 and increased costs associated with the overall growth of the business. The costs related to the sale of the company totaled approximately $1.6 million in 2004.
      Depreciation and amortization expense increased by $2.3 million, reflecting the impact of purchase accounting on Atlantic’s asset valuations upon acquisition of Atlantic by NACH, offset by a slight reduction in AvPorts depreciation and amortization expense due to the expiration in November 2004 of non-compete agreements.

Other Expense
      Other expense in 2004 consisted of the recognition of $5.2 million in expense attributable to then outstanding warrants that were subsequently cancelled in connection with the acquisition of Atlantic by NACH and the costs associated with the bridge financing required to fund NACH’s acquisition of Atlantic of $6.6 million.

Interest Expense, Net
      Net interest expense increased by $2.9 million due to an increase in the level of debt incurred after NACH’s acquisition of Atlantic. Interest expense also includes $1.2 million of interest payable on the subordinated debt of MANA, which we own, and is eliminated upon consolidation.

EBITDA
      The substantial decrease in EBITDA is due to costs in 2004 associated with acquisitions (approximately $13.4 million). Excluding these non-operating items, EBITDA increased by approx $3.4 million or 14%, of which approximately $1 million was due to the addition of the two New Orleans FBOs.
Airport Parking Business
      In the following discussion, results of operations for 2004 and 2003 include results of MAPC prior to our acquisition of the airport parking business on December 23, 2004. New locations refer to locations in operation during the year ended December 31, 2005 but not in operation throughout the corresponding 2004 period. Comparable locations refer to locations in operation throughout the years 2004 and 2005. For the year ended December 31, 2005, the new locations were Buffalo, Cleveland, Columbus, Houston, Oklahoma City, Philadelphia (2) and St. Louis (1), acquired in the fourth quarter of 2005, as well as, St. Louis (1), Newark — Haynes Avenue and Oakland Pardee, which were not in operation for the full year ended December 31, 2004.
      In addition, we relocated one facility in Phoenix to a newly acquired property during the quarter ended December 31, 2005. This facility has been included in comparable locations totals for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Key Factors Affecting Operating Results
      Key factors influencing operating results were as follows:

•	an increase in cars out at comparable locations and the revenue contributed by the new locations resulted in a 16.2% increase in revenue during the year ended December 31, 2005;

•	reduced discounting and yield management of, for example, daily airport employee customers contributed to the slight increase in average parking revenue per car out for comparable locations during the year. The impact of these initiatives was stronger in the second half of 2005; and

•	higher operating costs at comparable locations lowered operating margins while margins at new locations reflected less impact from start up costs than experienced in the prior year period and the positive contribution from the SunPark facilities acquired in the fourth quarter of 2005.

			Change
	2005	2004
	$	$	$	%

	($ in thousands)
Revenue	59,856	51,444	8,412	16.4
Direct expenses(1)	45,076	36,872	8,204	22.2

Gross profit	14,780	14,572	208	1.4
Selling, general and administrative	4,509	4,670	(161)	(3.4)
Amortization of intangibles	3,802	2,850	952	33.4

Operating income	6,469	7,052	(583)	(8.3)
Interest expense, net	(10,320)	(8,392)	(1,928)	23.0
Other expense	(14)	(47)	33	(70.2)
Minority interest in loss of consolidated subsidiaries	517	629	(112)	(17.8)

Net loss	(3,348)	(758)	(2,590)	341.7

Reconciliation of net loss to EBITDA:
Net loss	(3,348)	(758)	(2,590)	341.7
Interest expense, net	10,320	8,392	1,928	23.0
Depreciation	2,397	2,164	233	10.8
Amortization of intangibles	3,802	2,850	952	33.4

EBITDA	13,171	12,648	523	4.1

(1)	Includes depreciation expense of $2.4 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively.

	Year Ended December 31,

Operating Data:	2005	2004

Total Revenues (thousands)(1):
New locations	$8,031	$1,006
Comparable locations	$51,825	$50,438
Comparable locations increase	2.8%
Gross Profit Percentage:
New locations	0.75%	(241.21)%
Comparable locations	28.54%	32.88%
Parking Revenues (thousands)(2):
New locations	$7,594	$823
Comparable locations	$50,221	$48,368
Comparable locations increase	3.8%
Cars Out(3):
New locations	276,414	27,481
Comparable locations	1,390,947	1,344,198
Comparable locations increase	3.5%
Average Parking Revenue per Car Out:
New locations	$27.48	$29.96
Comparable locations	$36.11	$35.98
Comparable locations increase	0.3%
Average Overnight Occupancy(4):
New locations	6,372	1,252
Comparable locations	14,321	14,177
Comparable locations increase	1.0%
Locations:
New locations	11
Comparable locations	20

(1)	Total Revenues include revenues from all sources, including but not limited to Parking Revenues.

(2)	Parking Revenues include all receipts from parking related revenue streams, which includes monthly, membership and receipts from third parties such as Expedia and Orbitz.

(3)	Cars out refers to the total number of customers exiting during the period.

(4)	Average overnight occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day, which does not reflect turnover and intra-day activity.

Revenue
      Revenue increased with the addition of 11 new locations in 2005 and growth at comparable locations. Revenue for 2004 included a cash settlement of $686,000 from an early contract termination. The 21.6% increase in cars out was primarily due to the 11 new locations with cars out at comparable locations increasing by 3.5%. The increase in average parking revenue per car out was due to reduced levels of discounting, and price increases at certain locations, including those with daily airport employee customers.
      Parking revenues at comparable locations grew at a higher rate (3.8%) than total revenues (2.8%). This is due to the exclusion of contract revenue from parking revenue and, the impact of the cash settlement from an early contract termination received in 2004. Total revenue growth of $8.4 million included $3.2 million from the six SunPark facilities acquired in the fourth quarter.

      Certain discounting and pricing strategies that had resulted in lower parking revenue per car out during the first half of the year were adjusted during the second half of 2005. These lower levels of discounting and higher prices in certain markets resulted in improved revenue per car out during the second half of 2005 and resulted in revenue per car out for 2005 being slightly higher than the 2004 period. The business has experienced increased competition in several locations which may put short term pressure on pricing. In 2006, promotional and service efforts will be focused on these markets to address this increased competition.
      Seven of the 11 new locations were acquired in the fourth quarter and contributed to the overall increase in revenue. We are continuing to integrate these facilities including upgrade of the bus fleet and certain infrastructure scheduled for completion in the first and second quarters of 2006. In combination with staff training, improved customer service and integrated marketing, we expect the incremental benefits of integration will continue to be seen throughout 2006.
      Although the number of cars using our facilities in 2005 increased over 2004 at the majority of our locations, our airport parking business as a whole has sufficient capacity to accommodate further growth. At locations where we are operating at peak capacity intra day, we continue to evaluate our available options to expand capacity of these locations, including the use of additional overflow facilities and car lifts. For example, in November, capacity was increased by approximately 10% at one of our facilities with the installation of cars lifts. At facilities where we are not capacity constrained we also aim to grow revenues through increased pricing or reduced discounting.

Operating Expenses
      Direct expenses for the year ended December 31, 2005 increased mainly by the additional costs associated with operating 11 new locations. The increase totaled $8 million.
      Direct expenses include non-cash rent in excess of lease in the amount of $2 million and $901,000 for the years 2005 and 2004, respectively. In accordance with U.S. generally accepted accounting principles, we recognize the total rent expense to be paid over the life of a lease on a straight-line basis. This generally results in rent expense higher than actual cash paid early in the lease and rent expense lower than actual cash paid later in the lease. Other factors affecting direct expenses at comparable locations are:

•	higher shuttle operating costs in the second half of 2005 due to the increased cost of fuel;

•	higher rents related to new long term lease agreements that were secured in the fourth quarter 2004 and rental payments resulting from use of overflow lots in locations with capacity constraints;

•	higher damaged car claims and, in response, higher security costs;

•	higher advertising expenses reflecting a radio campaign during the fourth quarter; and

•	lower selling, general and administrative expenses resulting from lower severance costs and performance bonuses, offset in part by higher professional fees and strategic planning initiatives.
      On February 27, 2006, the board of MAPC approved the implementation and issuance of a stock appreciation rights program, or SARs, to reward certain key employees of the airport parking business and to incentivize those employees to increase the long term value of that business. The SARs will vest over a five-year period, with the majority of the vesting to occur by July 2009. The SARs will be valued based upon the estimated fair market value of the airport services business as calculated by us. The estimated value of the SARs is $488,000 based on the December 31, 2005 valuation, assuming 100% vesting at that date.

Amortization of Intangibles
      Amortization increased largely as a result of the increase in the fair value of the assets acquired when MAPC was purchased by us on December 23, 2004 and the fair value of assets acquired in the fourth quarter of 2005, partially offset by the accelerated amortization of customer contracts that expired in 2004.

Interest Expense, Net
      Interest expense in 2005 increased due to higher LIBOR rates, partially offset by the elimination of deferred finance cost amortization resulting from our initial acquisition, and increases in our overall level of debt as a result of the acquisition the SunPark facilities and a facility in Philadelphia.
      We have an interest rate cap agreement at a base rate of LIBOR equal to 4.5% for a notional amount of $126 million for the term of the loan and a second interest rate cap agreement at a base rate of LIBOR equal to 4.48% for a notional amount of $58.7 million. Both interest rate caps were reached in the first quarter of 2006.

EBITDA
      Excluding the aforementioned non-cash deferred rent and the contract settlement in 2004, EBITDA would have increased by 18% in the year ended December 31, 2005 compared to the prior year period.
      New locations generated a gross profit margin of 0.75% for the year ended December 31, 2005 compared to (26.7)% for the nine months to September 30, 2005. This reflects the positive impact of the SunPark acquisition in the fourth quarter.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Key Factors Affecting Operating Results

•	acquisition of Avistar in October 2003 which contributed $21.6 million in revenue in 2004;

•	continued enplanement growth at all major airports; and

•	conversion to public parking of previously contracted employee parking which contributed $1.6 million in revenue.

			Change
	2004	2003
	$	$	$	%

	($ in thousands)
Revenue	51,444	26,291	25,153	95.7
Direct expenses(1)	36,872	19,236	17,636	91.7

Gross profit	14,572	7,055	7,517	106.5
Selling, general and administrative	4,670	1,749	2,921	167.0
Amortization of intangibles	2,850	3,576	(726)	(20.3)

Operating income	7,052	1,730	5,322	307.6
Interest expense, net	(8,392)	(8,260)	(132)	1.6
Other (expense) income	(47)	10	(57)	(570.0)
Minority interest in loss of consolidated subsidiaries	629	1,520	(891)	(58.6)

Net loss	(758)	(5,000)	4,242	(84.8)

Reconciliation of net loss to EBITDA:
Net loss	(758)	(5,000)	4,242	(84.8)
Interest expense, net	8,392	8,260	132	1.6
Depreciation	2,164	1,343	821	61.1
Amortization of intangibles	2,850	3,576	(726)	(20.3)

EBITDA	12,648	8,179	4,469	54.6

(1)	Includes depreciation expense of $2.2 million and $1.3 million for the years ended December 31, 2004 and 2003, respectively.

Revenue
      Revenue in the year ended December 31, 2004 was higher than in the year ended December 31, 2003 mainly due to the acquisition of the assets of the Avistar parking business on October 1, 2003. Avistar contributed $21.6 million of the total revenue increase in 2004 of $25.2 million. Revenue from the comparable sites increased by 13% and was primarily due to new marketing initiatives, an overall increase in air passenger traffic at airports at which the business operates, the conversion to public parking of one of our facilities in June 2003 that was previously contracted to a company for employee parking, and additional capacity from temporary overflow locations. Average daily “overnight” occupancy increased from approximately 6,000 vehicles in 2003 to approximately 14,500 vehicles in 2004, mainly due to the acquisition of Avistar (7,000 vehicles) and growth at comparable locations of 25%.

Operating Expenses
      Direct expenses increased by $17.6 million mainly due to the acquisition of the Avistar parking business, which contributed $13 million to the increase. The other factors affecting direct expenses include:

•	start up costs of $3.3 million for the four new locations opened during 2004;

•	additional operating expenses resulting from the conversion of the parking lot described above; and increase in staffing and shuttle bus expense to support higher occupancy levels; and

•	higher selling, general and administrative expenses due to the payment of a termination fee upon cancellation of the management contract with the previous owner and severance costs of $322,000.

Amortization of Intangibles
      Amortization decreased largely as a result of an impairment loss in the amount of $1 million related to certain contract rights which was recorded in 2003, but offset by an increase in amortization of the assets purchased in the Avistar transaction which were recorded for the full year in 2004.

Interest Expense
      Interest expense in 2004 included $1.4 million of deferred finance cost amortization, which decreased from $3.7 million in 2003. This is due to $2.9 million in debt issuance costs which were written off on October 1, 2003 in conjunction with the debt refinancing and with the new debt raised to finance the acquisition of the Avistar assets.

EBITDA
      EBITDA increased 54.6% in the 12 months ended December 31, 2004 compared to the prior year period, mostly due to the full year effect of the Avistar acquisition.
District Energy Business
      The following table compares the historical consolidated financial performance of Macquarie District Energy Holdings, LLC, or MDEH, for the year ended December 31, 2005 to the year ended December 31, 2004.
      We have combined the following results of operations:

•	the predecessor Thermal Chicago Corporation from January 1, 2004 through June 30, 2004, prior to its acquisition by MDEH;

•	MDEH from January 1, 2004 through December 22, 2004, when it was part of the Macquarie Group;

•	MDEH from December 23, 2004 through December 31, 2004, the period of our ownership; and

•	ETT Nevada, Inc., or ETT Nevada, the holding company for our 75% interest in Northwind Aladdin, from September 29, 2004 through December 22, 2004, when it was owned indirectly by MDEH and was therefore part of the Macquarie Group.
      At the time at which MDEH indirectly acquired a 75% interest in Northwind Aladdin, MDEH also indirectly acquired all of the senior debt of Northwind Aladdin. As a consequence, interest expense included in the statement of operations below from September 29, 2004 through December 31, 2004 on such senior debt was eliminated in our consolidated financial statements for 2004 and all subsequent periods.

Key Factors Affecting Operating Results
      Key factors affecting the year ended December 31, 2005 compared to the year ended December 31, 2004 were as follows:

•	full year of results for ETT Nevada in 2005;

•	capacity revenue generally increased in-line with inflation;

•	consumption ton-hours sold were higher primarily due to above average temperature in Chicago from June to September; and

•	EBITDA was higher due to the incremental margin from additional consumption ton-hours sold and the inclusion of ETT Nevada.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	MDEH Excluding ETT Nevada				ETT Nevada		Consolidated

			Change						Change
	2005	2004			2005	2004	2005	2004
	$	$	$	%	$	$	$	$	$	%

	($ in thousands)
Cooling capacity revenue	16,524	16,224	300	1.8	—	—	16,524	16,224	300	1.8
Cooling consumption revenue	16,894	14,359	2,535	17.7	1,825	289	18,719	14,648	4,071	27.8
Other revenue	1,090	1,285	(195)	(15.2)	1,765	436	2,855	1,721	1,134	65.9
Finance lease revenue	1,287	1,387	(100)	(7.2)	4,016	1,036	5,303	2,423	2,880	118.9

Total revenue	35,795	33,255	2,540	7.6	7,606	1,761	43,401	35,016	8,385	23.9

Direct expenses — Electricity	10,270	8,767	1,503	17.1	1,810	231	12,080	8,998	3,082	34.3
Direct expenses — other(1)	15,590	13,410	2,180	16.3	1,508	369	17,098	13,779	3,319	24.1

Direct expenses — total	25,860	22,177	3,683	16.6	3,318	600	29,178	22,777	6,401	28.1
Gross profit	9,935	11,078	(1,143)	(10.3)	4,288	1,161	14,223	12,239	1,984	16.2
Selling, general and administrative expenses	3,161	3,555	(394)	(11.1)	319	74	3,480	3,629	(149)	(4.1)
Amortization of intangibles	1,321	704	617	87.6	47	12	1,368	716	652	91.1

Operating income	5,453	6,819	(1,366)	(20.0)	3,922	1,075	9,375	7,894	1,481	18.8
Interest expense, net	(6,255)	(20,736)	14,481	(69.8)	(2,016)	(585)	(8,271)	(21,321)	13,050	(61.2)
Other income	138	1,529	(1,391)	(91.0)	231	—	369	1,529	(1,160)	(75.9)
Provision for income taxes	(302)	(1,103)	801	(72.6)	—	(116)	(302)	(1,219)	917	(75.2)
Minority interest	—	—	—		(719)	(118)	(719)	(118)	(601)	509.3

Net (loss) income	(966)	(13,491)	12,525	(92.8)	1,418	256	452	(13,235)	13,687	(103.4)

Reconciliation of net (loss) income to EBITDA:
Net (loss) income	(966)	(13,491)	12,525	92.8	1,418	256	452	(13,235)	13,687	(103.4)
Interest expense, net	6,255	20,736	(14,481)	(69.8)	2,016	585	8,271	21,321	(13,050)	(61.2)
Provision for income taxes	302	1,103	(801)	(72.6)	—	116	302	1,219	(917)	(75.2)
Depreciation	5,694	4,202	1,492	35.5	—	—	5,694	4,202	1,492	35.5
Amortization of Intangibles	1,321	704	617	87.6	47	12	1,368	716	652	91.1

EBITDA	12,606	13,254	(648)	(4.9)	3,481	969	16,087	14,223	1,864	13.1

(1)	Includes depreciation expense of $5.7 million and $4.2 million for the years ended December 31, 2005 and 2004, respectively.
      Certain 2004 amounts shown above have been reclassified to conform to the current year presentation. Additionally, a tax adjustment relating to 2004 that was recorded subsequent to our filing of Form 10K last year has been reflected in the 2004 amounts shown above.

Gross Profit
      Gross profit decreased at Thermal Chicago primarily due to increased acquisition-related depreciation expense of $1.5 million. The higher (non-cash) expense offset the 13% increase in consumption ton-hours sold resulting from above-average temperatures in Chicago from June to September 2005. Annual inflation-related increases of contract capacity rates and scheduled increases in contract consumption rates in accordance with the terms of existing customer contracts accounted for the remaining increase in revenue. Electricity expenses increased in line with consumption revenues. Operating efficiencies mitigated some of the impact of higher electricity costs. Higher direct labor costs from scheduled increases in wages and benefits for union workers and scheduled increases in maintenance contracts also contributed to the decrease in gross margin.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses at Thermal Chicago decreased from the year ended December 31, 2004 primarily due to the absence of expenses and local taxes related to the sale of Thermal Chicago by Exelon in 2004.

Interest Expense, Net
      The substantial decrease in net interest expense was due to a make-whole payment of $10.3 million to redeem outstanding bonds prior to the acquisition of Thermal Chicago by MDEH on June 30, 2004 and other payments related to financing the acquisition. The other payments included $2.2 million related to the termination of an interest rate swap used to hedge MDEH’s long term interest rate risk pending issuance of notes in the private placement, and $3.4 million related to a bridge loan financing. MDEH currently has $120 million in long term debt, consisting of $100 million and $20 million at fixed annual rates of 6.82% and 6.40%, respectively.

EBITDA
      EBITDA excluding ETT Nevada decreased $600,000 due to a $1.3 million financial restructuring gain in 2004. Exclusive of the gain, EBITDA would have been $600,000 or 5.5% higher than the year ended December 31, 2004 primarily due to the incremental consumption revenue from additional ton-hours sold.

Key Factors Affecting Operating Results
      Key factors affecting the year ended December 31, 2004 compared to the year ended December 31, 2003 were as follows:

•	capacity revenue generally increased in-line with inflation;

•	consumption ton-hours sold were higher primarily due to warmer average weather in 2004 compared to 2003; and

•	EBITDA was higher due to the incremental margin from additional consumption ton-hours sold.

The following table compares the historical consolidated financial performance of MDEH for the year ended December 31, 2004 to the year ended December 31, 2003.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	MDEH Excluding ETT Nevada				ETT Nevada	Consolidated

			Change					Change
	2004	2003			2004	2004	2003
	$	$	$	%	$	$	$	$	%

	($ in thousands)
Cooling capacity revenue	16,224	15,737	487	3.1	—	16,224	15,737	487	3.1
Cooling consumption revenue	14,359	13,378	981	7.3	289	14,648	13,378	1,270	9.5
Other revenue	1,285	849	436	51.4	436	1,721	849	872	102.7
Finance lease revenue	1,387	1,369	18	1.3	1,036	2,423	1,369	1,054	77.0

Total revenue	33,255	31,333	1,922	6.1	1,761	35,016	31,333	3,683	11.8

Direct expenses — electricity	8,767	8,061	706	8.8	231	8,998	8,061	937	11.6
Direct expenses — other(1)	13,410	11,317	2,093	18.5	369	13,779	11,317	2,462	21.8

Direct expenses — total	22,177	19,378	2,799	14.4	600	22,777	19,378	3,399	17.5
Gross profit	11,078	11,955	(877)	(7.3)	1,161	12,239	11,955	284	2.4
Selling, general and administrative expenses	3,555	2,922	633	21.7	74	3,629	2,922	707	24.2
Amortization of intangibles	704	99	605	611.1	12	716	99	617	623.2

Operating income	6,819	8,934	(2,115)	(23.7)	1,075	7,894	8,934	(1,040)	(11.6)
Interest expense, net	(20,736)	(4,772)	(15,964)	334.5	(585)	(21,321)	(4,772)	(16,549)	346.8
Other income	1,529	1,087	442	40.7	—	1,529	1,087	442	40.7
Provision for income taxes	(1,103)	(2,144)	1,041	(48.6)	(116)	(1,219)	(2,144)	925	(43.1)
Minority interest	—	—	—	—	(118)	(118)	—	(118)	—
Cumulative effect of change in accounting principle, net of tax	—	(299)	299	(100.0)	—	—	(299)	299	(100)

Net (loss) income	(13,491)	2,806	(16,297)	(580.8)	256	(13,235)	2,806	(16,041)	(571.7)

Reconciliation of net (loss) income to EBITDA:
Net (loss) income	(13,491)	2,806	(16,297)	(580.8)	256	(13,235)	2,806	(16,041)	(571.7)
Interest expense, net	20,736	4,772	15,964	334.5	585	21,321	4,772	16,549	346.8
Provision for income taxes	1,103	2,144	(1,041)	(48.6)	116	1,219	2,144	(925)	(43.1)
Depreciation	4,202	2,806	1,396	49.8	—	4,202	2,806	1,396	49.8
Amortization of intangibles	704	99	605	611.1	12	716	99	617	623.2

EBITDA	13,254	12,627	627	5.0	969	14,223	12,627	1,596	12.6

(1)	Includes depreciation expense of $4.2 million and $2.8 million for the years ended December 31, 2004 and 2003, respectively.

Gross Profit
      Gross profit decreased at Thermal Chicago primarily due to increased acquisition-related depreciation expense of $1 million. The increase offset the 5% increase in consumption ton-hours sold resulting from warmer average weather in 2004 compared to 2003. Annual inflation-related increases in contract capacity rates and scheduled increases in contract consumption rates in accordance with the terms of existing customer contracts accounted for the remaining increase in revenue.
      Higher direct labor costs from scheduled increases in wages and benefits for union workers, scheduled increases in maintenance contracts and increases in insurance costs also contributed to the decrease in gross margin. Including ETT Nevada, gross profit increased from the year ended December 31, 2003 primarily due to the acquisition of ETT Nevada on September 29, 2004.

Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased by approximately $707,000 in 2004. This increase was largely due to an increase in costs associated with Exelon’s sale of the business to MDE Inc. in June 2004 of $200,000, an increase in bad debt expense of $175,000 related to a customer’s Chapter 11 bankruptcy and a one-time increase in local taxes of $175,000 caused by Exelon’s recapitalization of the business to prepare it for sale.

Interest Expense, Net
      Interest expense in 2004 was higher due primarily to acquisition related costs, including a $10.3 million make-whole payment associated with the redemption of outstanding bonds prior to the acquisition of Thermal Chicago by MDEH, a loss of $2.2 million from the termination of an interest rate swap that was used to hedge MDEH’s long term interest rate risk pending issuance of notes in a private placement, and $3.4 million of costs associated with the bridge loan utilized to finance MDEH’s acquisition of Thermal Chicago.

EBITDA
      EBITDA increased in 2004 primarily due to the acquisition of ETT Nevada and the additional gross profit from additional ton-hours sold.

Toll Road Business
      The following section discusses the historical consolidated financial performance for CHL. The historical statements of operations are denominated in Pounds Sterling and compiled in accordance with U.S. GAAP. We own a 50% interest in CHL through an indirectly wholly owned subsidiary Macquarie Yorkshire Limited. CHL has a March 31 fiscal year end.

      The table below summarizes the consolidated statement of operations for CHL for the years ended March 31, 2005, March 31, 2004 and March 31, 2003.

	Year Ended	Year Ended		Year Ended
	March 31,	March 31,		March 31,
	2005	2004	Change	2003	Change

	£	£		£
					%
	(£ in thousands)
Revenue	£47,474	£46,284	2.6	£45,267	2.2
Cost of revenue(1)	(12,861)	(12,702)	1.25	(11,404)	11.4
General and administrative expense	(261)	(1,157)	(77.4)	(1,245)	(7.1)

Operating income	34,352	32,425	5.9	32,618	(0.6)
Interest expense, net	(19,922)	(18,711)	6.5	(20,396)	(8.3)
(Loss) income from interest rate swaps	(2,831)	1,597	(277.3)	(15,260)	(110.5)

Income (loss) before income	11,599	15,311	(24.2)	(3,038)	604.0
Income tax expense (benefit)	3,556	4,229	(15.9)	(925)	557.2

Net income (loss)	£8,043	£11,082	(27.4)	£ (2,113)	624.5

(1) Includes depreciation expense of	£9,869	£9,790	0.8	£9,508	3.0

Year Ended March 31, 2005 as Compared to Year Ended March 31, 2004

Revenue
      The increase in revenue for the year ended March 31, 2005 compared to the year ended March 31, 2004 was primarily due to an increase in traffic volumes of 1.6% for other vehicles and 2.6% for heavy goods vehicles and the indexation of toll rates to inflation, partially offset by the effect of the band structure on shadow toll rates. Traffic volume growth and inflation indexation of toll rates increased total revenue by approximately 3.2% while the operation of the band structures reduced revenues by 1.5%. For further discussion of the revenue calculations pursuant to the concession, see “Business — Our Businesses and Investments — Toll Road Business — Business — Calculation of Revenue” in Part  I, Item 1.

Cost of Revenue, General and Administrative Expense and Operating Income
      Cost of revenue increased by 1.25% for the year ended March 31, 2005, compared to the year ended March 31, 2004. Costs were broadly consistent. However, there was an increase in inspection repair costs in the year of £0.37 million due to additional work being required. These increases were offset as in 2004, there was a one off cost of £0.29 million relating to the settlement of balances owed by the joint venture to connect M1-A1 Limited. General and administrative expenses decreased by 77.4% primarily due to shareholders ceasing to charge technical service fees.

Net Income (Loss)
      Net interest expense increased for the year ended March 31, 2005, reflecting increases in interest rate movement. In the year ended March 31, 2005, the interest rate swap liability decreased from £18 million to £16 million as a result of increasing interest rates. The positive impact of this movement in part offset the associated interest payments; however, the result was an overall loss. In the prior year, the mark to market movement in the interest rate swap was in excess of the associated interest costs resulting in an overall profit on the interest rate swap.
      Overall net income decreased as a result of increased interest expense and loss from interest rate swaps.

LIQUIDITY AND CAPITAL RESOURCES
      We do not intend to retain significant cash balances in excess of what are prudent reserves. We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements, including in relation to our acquisition strategy and our dividend policy. We base our assessment on the following assumptions:

•	that all of our businesses and investments generate, and will continue to generate, significant operating cash flow;

•	that the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow;

•	that all significant short-term growth capital expenditure will be funded with cash on hand or from committed undrawn debt facilities;

•	that CHL’s amortizing debt can be paid from operating cash flow;

•	that we can refinance or extend the Macquarie Parking debt facility at its initial maturity in 2006;

•	that payments on Thermal Chicago/ Northwind Aladdin’s debt that will begin to amortize in 2007 can be paid from operating cash flow;

•	that our wholly owned subsidiary, MIC Inc., has a $250 million credit facility (maturing in 2008) with which to finance acquisitions and capital expenditures, including $30 million available for general corporate purposes as described below.
      On November 11, 2005, MIC Inc., the holding company for our U.S. businesses, entered into a $250 million revolving credit facility with Citicorp North America Inc (as lender and administrative agent), Citibank NA, Merrill Lynch Capital Corporation, Credit Suisse, Cayman Islands Branch and Macquarie Bank Limited. We intend to use the revolving facility to fund acquisitions, capital expenditures and to a limited extent working capital, pending refinancing through equity offerings at an appropriate time.
      MIC Inc.’s obligations under the revolving facility are guaranteed by the company and secured by a pledge of the equity of all current and future direct subsidiaries of MIC Inc. and the company. The terms and conditions for the revolving facility include events of default and representations and warranties that are generally customary for a facility of this type. In addition, the revolving facility includes an event of default should the Manager or another affiliate of Macquarie Bank Limited ceases to act as manager.
      Details of the revolving facility are as follows:

Facility size:	$250 million for loans and/or letters of credit
Term:	March 31, 2008
Interest and principal repayments:	Interest only during the term of the loan Repayment of principal at maturity, upon voluntary prepayment, or upon an event requiring mandatory prepayment.
Eurodollar rate:	LIBOR plus 1.25% per annum
Base rate:	Base rate plus 0.25% per annum
Commitment fees:	0.25% per annum on undrawn portion
Financial Covenants:	• Ratio of MIC Inc. plus MIC LLC Debt to Consolidated Adjusted Cash from Operations< 5.6:1
• Ratio of MIC Inc. plus MIC LLC Interest Expense to Consolidated Adjusted Cash from Operations> 2:1
      MSUSA, an affiliate of our Manager, advised us in relation to the establishment of the revolving facility and will receive fees of $625,000. Macquarie Bank Limited, also an affiliate of the Manager, has provided a commitment for $100 million of the revolving facility on the same terms as the non-affiliated participants. Each of Citicorp North America Inc, Merrill Lynch Capital Corporation and Credit Suisse, Cayman Islands Branch provided commitments of $50 million.
      The section below discusses the sources and uses of cash of our businesses and investments.
Our Consolidated Cash Flow
      The following information details our consolidated cash flows from operating, financing and investing activities for the periods ended December 31, 2003, December 31, 2004 and December 31, 2005. We acquired our initial businesses and investments on December 22 and December 23, 2004 using proceeds from our initial public offering and concurrent private placement. Consequently, our consolidated cash flows from operating, financing and investing activities in 2004 reflect the nine-day period between December 22, 2004 and December 31, 2004. Any comparisons of our consolidated cash flows from operating, investing and financing activities for this short period in 2004 to any prior or future periods would not be meaningful. Therefore we have included a comparison of the cash flows from operating, financing and investing activities for each of our consolidated businesses for each of the full years 2003, 2004 and 2005. We believe this is a more appropriate approach to explaining our historical financial performance. Cash flows in 2005 reflect the acquisition of new operations by each of our airport services and airport parking businesses. We also discuss the historical cash flows from operating, investing and financing activities for our toll road business and our investments in MCG and SEW.
      On a consolidated basis, cash flow provided by operating activities totaled $43.5 million for the year ended December 31, 2005. Cash flow used in investing activities totaled $201.9 million, which includes the costs associated with acquisitions concluded during the year. Cash flow provided by financing activities totaled $133.8 million, including proceeds of debt incurred at each of our airport services and airport parking businesses. As of December 31, 2005, our consolidated cash and cash equivalent balances totaled $115.2 million. This includes cash balances in excess of restricted reserve requirements that we acquired when we purchased our consolidated businesses and Yorkshire Link.

Cash Flow from Operations from Our Consolidated Businesses
      Our consolidated statement of cash flows includes the cash flow from operations for our airport services business (Atlantic (NACH), AvPorts (MANA)), our airport parking business (MAPC) and our district energy business (Thermal Chicago and Northwind Aladdin (together as MDEH)). The cash flow provided by operations for these businesses for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 is summarized in the table below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	($ in thousands)
Airport services business(1)	$21,783	$9,803	$13,166
Airport parking business	$4,893	$7,294	$765
District energy business(2)	$12,106	$2,302	$13,134

(1)	Includes EAS for the period from January 1, 2004 to July 29, 2004, NACH for the period from July 30, 2004 to December 31, 2004 and MANA for the year ended December 31, 2004.

(2)	Includes Thermal Chicago Corporation for the six months ended June 30, 2004 and MDEH for the six months ended December 31, 2004 and includes ETT Nevada Inc. for the period from September 29, 2004 to December 31, 2004.

Airport Services Business
      Our airport services business generated $21.8 million in cash flow from operations in 2005, an increase of $12 million from 2004. Key factors included:

•	the acquisition of GAH and EAR in January 2005 and August 2005, respectively;

•	improved performance at our existing locations, reflecting improved operating performance and the non-recurrence of acquisition related costs incurred in 2004;

•	the increase in interest expense of $2.7 million, reflecting higher debt levels; and

•	increase in working capital usage of $6.8 million, primarily due to accounts receivable related to system conversions.
      Cash flow from operations from our airport services business for the year ended December 31, 2004 declined by $3.4 million compared to 2003. Key factors included:

•	non-recurring bridge financing fees and costs related to the acquisition of Atlantic; and

•	interest expense of $1.2 million related to the subordinated notes, which were acquired by us.

Airport Parking Business
      Our airport parking business generated $4.9 million in cash flow from operations in 2005, a reduction of $2.4 million from 2004. The key factor influencing cash flow from operations was:

•	an increase in interest expense of $1.9 million, due to higher interest rates and higher overall debt levels.
      For the year ended December 31, 2004 cash flow from operations from our airport parking business improved by $6.5 million compared to 2003. Key factors influencing this increase included:

•	improved operating performance; and

•	a $2.2 million increase in accrued expenses in 2004 of which $1 million relates to year-end salary and bonus accruals.

District Energy Business
      Our district energy business generated $12.5 million in cash flow from operations in 2005, an increase of $10.2 million from 2004. Key factors influencing the increase in cash flow from operations included:

•	a full year of results for ETT Nevada;

•	$1.7 million of principal receipts under equipment leases;

•	positive working capital movements of $1.9 million, reflecting better collections on receivables and an increase in accrued expenses; and

•	non-recurrence of acquisition related costs that were incurred in 2004.
      The decrease in cash flow from operations for the year ended December 31, 2004 compared to December 31, 2003 was significantly affected by the following factors:

•	a $10.3 million make whole payment to retire the existing debt of Thermal Chicago in connection with the sale of Thermal Chicago to MDEH; and

•	$5.9 million of bridge financing and swap breakage fees, plus $800,000 of costs incurred by Thermal Chicago’s former owner in connection with its sale.

Cash Flow Used in Investing Activities by Our Consolidated Businesses
      Our consolidated statement of cash flows include the cash flows used in the investing activities of our consolidated businesses. The cash flows used in investing activities for these businesses for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 are summarized in the table below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	($ in thousands)
Airport services business(1)	$(112,466)	$(229,839)	$(7,211)
Airport parking business	$(75,688)	$(32,737)	$(73,956)
District energy business(2)	$(332)	$(169,579)	$(3,522)

(1)	Includes EAS for the period from January 1, 2004 to July 29, 2004, and NACH for the period from July 30, 2004 to December 31, 2004.

(2)	Includes Thermal Chicago Corporation for the six months ended June 30, 2004 and MDEH for the six months ended December 31, 2004 and includes ETT Nevada Inc. for the period September 29, 2004 to December 31, 2004.

Airport Services Business
      Our airport services business used $112.5 million in investing activities in 2005. Key expenditures were:

•	the acquisition of GAH in January 2005 for $50 million, less cash acquired;

•	the acquisition of EAR in August, 2005 for $58.8 million, less cash acquired; and

•	capital expenditures of $4 million, of which $3.3 million was for maintenance and $733,000 was for expansion.
      Cash flow used in investing activities by our airport services business in 2004 was $229.8 million. Key expenditures were:

•	NACH’s acquisition of Atlantic for $223 million;

•	$4 million for the completion of construction of a hangar at Chicago-Midway;

•	construction of new hangars at Burlington for approximately $2 million; and

•	acquisition of hangars at Louisville for $1 million;
      Cash flow used in investing activities by our airport services business in 2003 was $5.8 million. Key expenditures were:

•	$3.3 million for the acquisition of the New Orleans facilities in December 2003, partially offset by cash proceeds of $2 million related to the sale of discontinued operations;

•	other internal capital expenditures at Atlantic of $3.2 million, primarily related to the ongoing construction at Chicago-Midway; and

•	$1.6 million related to reimbursement by AvPorts of transaction costs incurred by AvPorts owners at the time of the acquisition of AvPorts by MANA.
Going forward, we anticipate that any significant acquisitions by Atlantic will be funded with a combination of debt issued by Atlantic and an equity contribution by us funded either with debt or equity.

Airport Parking Business
      The airport parking business used $75.7 million in investing activities in 2005. Key expenditures were:

•	the acquisitions of the SunPark, Cleveland, Priority and Phoenix properties for a combined $74 million; and

•	$1.7 million in maintenance capital expenditures.
      Cash flow used in investing activities in our airport parking business in 2004 was $32.7 million. Key expenditures were:

•	$30 million related to MAPC’s increase in its economic and voting interest in the airport parking business to 87.1%; and

•	approximately $1 million on improvements to existing sites and the purchase of additional equipment.
      Cash flow used in investing activities in our airport parking business in 2003 was $74 million. Key expenditures were:

•	$67.3 million for the acquisition of the Avistar business in October 2003 and costs associated with that acquisition;

•	the purchase of the property at the Chicago facility for $6.1 million, which had previously been leased; and

•	the purchase of shuttle buses and other equipment used in operations.

District Energy Business
      The district energy business used $332,000 in investing activities in 2005. Key expenditures were:

•	maintenance capital expenditures of $600,000 and growth capital expenditures of approximately $400,000 to connect a customer, which will be funded by available debt facilities; and

•	a receipt of $694,000, representing our share of the bankruptcy settlement proceeds received from the Aladdin bankruptcy trustee.
      Cash flow used in investing activities in our district energy business in 2004 was $169.6 million. Key expenditures were:

•	$164.3 million to acquire Thermal Chicago and Northwind Aladdin;

•	$4 million to establish the debt service reserve relating to the debt raised to finance these acquisitions; and

•	$1.1 million for ongoing capital expenditures.
      In 2003, the primary use of cash in investing activities was capital expenditures, mostly related to the costs of connecting additional customers and to a lesser extent ongoing capital expenditure.

Cash Flows Provided from (Used in) Financing Activities by Our Consolidated Businesses
      Our consolidated statement of cash flows includes the cash flows provided by or used in the financing activities of our consolidated businesses. The cash flows relating to financing activities for these businesses for the years ended December 31, 2005, 2004, and 2003 are summarized in the table below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	($ in thousands)
Airport services business(1)	$93,121	$228,357	$(6,675)
Airport parking business	$76,720	$24,959	$65,686
District energy business(2)	$(15,235)	$168,163	$(11,239)

(1)	Includes EAS for the period from January 1, 2004 to July 29, 2004, for the period from July 30, 2004 to December 31, 2004.

(2)	Includes Thermal Chicago Corporation for the six months ended June 30, 2004 and MDEH for the six months ended December 31, 2004 and includes ETT Nevada Inc. for the period September 29, 2004 to December 31, 2004.

Airport Services Business
      The airport services business generated $93.1 million cash flow provided by financing activities in 2005. Key components included:

•	$332 million in proceeds for the GAH acquisition and the debt refinancing in December 2005;

•	repayment of $196.5 million in conjunction with the debt refinancing; and

•	distributions to shareholders of $111 million.
      Cash flow provided by financing activities from our airport services business in 2004 reflected primarily:

•	the debt and equity raised by NACH to fund the initial acquisition of Atlantic, offset by a $1.5 million repayment of debt at the end of 2004; and

•	$3.9 million for the establishment of a debt service reserve relating to the debt raised to finance the acquisition of Atlantic.
      The acquisition of Atlantic by NACH was initially partially financed with a $130 million bridge loan facility provided by the Macquarie Group. This bridge facility was refinanced in October 2004 with a term loan facility of the same amount. The Macquarie Group provided $52 million of the term loan facility. NACH made a prepayment of $1.5 million of the term loan on December 31, 2004. MIC purchased AvPorts with a senior loan in place that was drawn at the time of the acquisition. On January 14, 2005, NACH completed its acquisition of two FBOs in California. This acquisition was partly funded through an increase in the term loan of $32 million, which was provided by WestLB AG, New York Branch.
      On December 12, 2005, NACH, the holding company for MIC’s airport services business, entered into a loan agreement providing for $300 million of term loan borrowing and a $5 million revolving credit facility. On December 14, 2005, NACH drew down $300 million in term loans and repaid the existing term loans of $198.6 million (including accrued interest and fees), increased its debt service reserve by $3.4 million and paid $6.4 million in fees and expenses. The remaining amount of the draw down was distributed to MIC and will be utilized to partially fund the acquisition of The Gas Company, LLC, or TGC. Pending the closing of TGC, MIC has invested the excess refinancing proceeds in investment grade short term debt. NACH also utilized $2 million of the revolving credit facility to issue letters of credit.
      The counterparties to the agreement are Mizuho Corporate Bank Limited, as administrative agent, and other lenders party thereto. The obligations under the credit agreements are secured by the assets of

NACH as well as the equity interests of NACH and its subsidiaries. The terms and conditions for the facilities includes events of default and representations and warranties that are customary for facilities of this type.

      This term loan facility, together with the revolving credit facility discussed below, are secured by all of the assets and stock of NACH and its subsidiaries and is non-recourse to the company and its other subsidiaries. Details of the term loan facility are as follows:

Amount outstanding as of December 31, 2005	$300 million term loan $5 million revolver with established letters of credit in place for $2 million

Term	5 years (matures December 12, 2010)

Amortization	Payable at maturity

Interest rate type	Floating

Interest rate base	LIBOR

Interest rate margin	1.75% until 2008 2.00% until 2010

Interest rate hedging	We have novated MANA and NACH’s existing swaps and entered into new interest rate swaps (fixed vs. LIBOR), fixing 100% of the term loan at the following average rates (not including interest margin):

Start Date	End Date	Fixed Rate
Dec 14, 2005	Sep 28, 2007	4.27%
Sep 28, 2007	Nov 7, 2007	4.73%
Nov 7, 2007	Oct 21, 2009	4.85%
Oct 21, 2009	Dec 14, 2010	4.98%

Debt service reserve	Six months of debt service

Distributions Lock-Up Tests	12 month forward and 12 month backward debt service cover ratio < 1.5x

Minimum adjusted EBITDA:

Year	Minimum adjusted EBITDA
2005	$40.1 million
2006	$40.1 million
2007	$43.5 million
2008	$47.0 million

Maximum debt/ adjusted EBITDA calculated quarterly:

Starting	Ending	Maximum debt/ adjusted EBITDA
December 31, 2008	September 30, 2009	5.5x
December 31, 2009	March 31, 2010	5.0x
June 30, 2010	September 30, 2010	4.5x

Mandatory Prepayments	If any distribution lock-up test is not met for two consecutive quarters.

Events of Default Financial Triggers	If backward debt service cover ratio < 1.2x

12 month backward debt service cover ratio as at December 31, 2005	2.19x

12 month forward debt service cover ratio as at December 31, 2005	2.63x
      We do not intend to be in a position to repay the amount outstanding under this facility at maturity as a result of our dividend policy to distribute to shareholders available cash net of prudent reserves. Therefore, we will need to refinance this facility at or prior to its maturity. We have no reason to believe at this time that we will not be able to refinance the debt when due.
      In addition to the term loan facility, NACH has entered into a $5 million, five-year revolving credit facility with Mizuho Corporate Bank Ltd. that may be used to fund working capital requirements or to provide letters of credit. This facility ranks equally with the term loan. As of March 10, 2005, $2 million of this facility has been utilized to provide letters of credit pursuant to certain FBO leases.

Airport Parking Business
      Our airport parking business generated $76.7 million of cash flow provided by financing activities in 2005. Key components were:

•	$58.7 million in additional debt used to fund the acquisition of the SunPark properties in October, 2005; and

•	$20.8 million that we provided to the business in the form of equity contributions to fund acquisitions.
      Cash flow provided by financing activities from our airport parking business in 2004 included:

•	$30 million invested by us to enable MAPC to increase its economic and voting interest in the underlying business to 87.1%;

•	a $2.3 million deposit into the reserve account associated with the senior debt facility; and

•	a dividend distribution by the business of $1.8 million prior to our acquisition, which would have been $1.5 million had we owned 87.1% of the business at that time.
      The debt service reserve account is now fully funded and Macquarie Parking does not expect to make further significant deposits into this account.
      On October 1, 2003, Macquarie Parking entered into a loan for $126 million, which was used to refinance debt and to partly fund the acquisition of the Avistar business. This loan is secured by the majority of real estate and other assets of the airport parking business and is recourse only to Macquarie Parking and its subsidiaries. On December 22, 2003, Macquarie Parking entered into another loan agreement with the same lender for $4.8 million. Macquarie Parking used the proceeds of this loan to partly fund the acquisition of land that it formerly leased for operating its Chicago facility. This loan is secured by the land at the Chicago site.
      Our parking business established a non-recourse debt facility on October 3, 2005 under a new credit agreement with GMAC Commercial Mortgage Corporation to fund the SunPark acquisition and additional airport parking facilities. The SunPark debt facility is secured by all of the real property and other assets of SunPark, our LaGuardia facility and the Maricopa facility. In addition, in the third quarter of 2005, we assumed a debt facility in connection with our acquisition of an additional facility in Philadelphia reflected as Loan 4 below.

      The following table outlines the key terms of the senior debt facilities of our airport parking business:

Loan	Loan 1	Loan 2	Loan 3	Loan 4

Amount outstanding as of December 31, 2005	$126 million	$4.7 million	$58.7 million	$2.2 million
Term	3 years (September 2006)	5 years (January 2009)	3 years (October 2008)	5 years (January 2009)
Extension options	Two one-year extensions subject to meeting certain covenants	None	Two one-year extensions subject to meeting certain covenants	None
Interest and principal repayments	Interest only during term of the loan. Repayment of principal at maturity.	Monthly payment of interest and principal of $28,675. Repayment of remaining principal at maturity.	Interest only during term of the loan. Repayment of principal at maturity.	Monthly payment of interest and principal of $14,069.12. Repayment of remaining principal at maturity.
Interest rate type	Floating	Fixed	Floating	Fixed
Interest rate base	1 month LIBOR	N/A	1 month LIBOR	N/A
Interest rate margin	1-3 years: 3.44%	5.3%	1-3 years: 2.75%	5.46%
	4th year: 3.54%		4th year: 2.95%
	5th year: 3.69%		5th year: 3.15%
Interest rate hedging	1 month LIBOR cap of 4.5% out to 3 years for a notional amount of $126 million	N/A	1 month LIBOR cap of 4.48% out to 3 years for a notional amount of $58.7 million	N/A
Debt reserves	Various reserves totaling $5.7 million, currently fully funded	None	Various reserves totaling $522,000, currently fully funded	None
Lock-up/cash sweeps	None	None	Operating income transferred to Lock Box account weekly	None
      We generally do not intend to repay our debt at maturity because we intend to distribute to our shareholders all available cash in excess of prudent reserves rather than use such cash to repay subsidiary indebtedness. Therefore, we will need to refinance these facilities at or prior to maturity. We have no reason to believe at this time that we will not be able to refinance or extend the debt when due.

District Energy Business
      The district energy business used $15.2 million in financing activities in 2005. Key components were:

•	dividend distributions of $15.5 million; and

•	additional borrowings of $850,000 to finance capital expenditures.
Cash provided by financing activities in our district energy business in 2004 reflected the debt and equity raised by MDEH and its subsidiaries to fund the acquisition of Thermal Chicago Corporation, ETT Nevada, Inc. and the senior debt of Northwind Aladdin.

      The indirect acquisition of Thermal Chicago by MDEH was initially partially financed with a $76 million bridge loan facility provided by the Macquarie Group. This bridge loan facility was refinanced in September 2004 with part of the proceeds from the issuance of $120 million of fixed rate secured notes due 2023 in a private placement. The notes, together with the revolving credit facility discussed below, are secured by the assets of MDEH’s direct subsidiary MDE and its subsidiaries, excluding the assets of Northwind Aladdin, and MDE’s stock and are recourse only to MDE and its subsidiaries.
      The details of the senior secured notes are as follows:

Amount outstanding as of December 31, 2005	$120 million

Term	Matures December 31, 2023

Amortization	Variable quarterly amortization commencing December 31, 2007

Interest rate type	Fixed

Interest rate	6.82% on $100 million and 6.4% on $20 million

Debt service reserve	Six-month debt service reserve

Dividend payment restriction	No distributions to be made to shareholders of MDE if debt service coverage ratio is less than 1.25 times for previous and next 12 months, tested quarterly.

Make whole payment	Difference between the outstanding principal balance and the value of the senior secured notes discounting remaining payments at a discount rate of 50 basis points over the U.S. treasury security with a maturity closest to the weighted average maturity of the senior secured notes.

Debt Service Coverage Ratio at December 31, 2005	2.16:1
      In addition to the senior secured notes, MDE has also entered into a $20 million, three-year revolving credit facility with La Salle Bank National Association that may be used to fund capital expenditures or working capital or to provide letters of credit. This facility ranks equally with the senior secured notes. As of December 31, 2005, $7.1 million of this facility has been utilized to provide letters of credit to the City of Chicago pursuant to the Use Agreement and in relation to a single customer contract and another $850,000 drawn to fund maintenance capital expenditures.

Toll Road Business
      Connect M1-A1 Limited uses its cash flow after funding its operations to make interest and principal payments on its senior debt, to make interest and principal payments on its subordinated debt to Macquarie Yorkshire and Balfour Beatty and then to make dividend payments to CHL. CHL then distributes these dividends to Macquarie Yorkshire (50%) and Balfour Beatty (50%). The subordinated debt interest payments received by Macquarie Yorkshire are included in our consolidated cash flow from operations and subordinated debt principal payments and dividends are included in our consolidated cash flow from investing activities.

Subordinated Loans
      Cash flow is generated from our toll road business in the form of interest and principal repayments received from Connect M1-A1 Limited on Macquarie Yorkshire’s subordinated loans to Connect M1-A1 Limited. The terms of these subordinated loans are summarized below. The outstanding amounts and repayment schedule set out below reflect our 50% interest in the subordinated loans, the balance of which is held by our partner, Balfour Beatty.

	Senior Subordinated Loan	Junior Subordinated Loan

Outstanding balance as of March 31, 2005	£4.9 million	£2.85 million
Interest rate	U.K. LIBOR +4% per year payable	15% per year payable
	semi-annually (minimum 6% per year)	semi-annually
65% of principal repayments
Maturity	September 30, 2016	March 26, 2020
Repayment schedule	Semi-annually from March 31, 2005	Repayment at maturity
Payable during year ended December 31,
2005-2006 £200,000
2007-2011 £300,000
2012-2015 £600,000
2016- £700,000
      Interest received by Macquarie Yorkshire from the subordinated debt was £1.05 million ($1.83 million) for the year ended December 31, 2005. Assuming that payments under the subordinated loans are made in accordance with the current terms and interest rates remain unchanged, Macquarie Yorkshire anticipates receiving the following debt payments for the year ended December 31, 2006.

Interest	£1.01 million
Redemption premium	Nil
Principal	£0.2 million
Total	£1.21 million

Dividends
      Cash flow is also generated from dividends paid to Macquarie Yorkshire by CHL. The shareholders’ agreement for CHL between Macquarie Yorkshire and Balfour Beatty provides for Connect M1-A1 Limited, subject to the availability of cash and distributable reserves, to distribute all of its net income in the form of semi-annual dividends to CHL. CHL in turn distributes the cash dividends received to Macquarie Yorkshire and Balfour Beatty. For the year ended December 31, 2005, CHL paid total dividends to Macquarie Yorkshire of approximately £3.05 million and for the year ended December 31, 2006, it is currently anticipated that CHL will pay total dividends of approximately £5.9 million to Macquarie Yorkshire. The increase in dividends in 2006 compared to 2005 is largely due to the impact of projected traffic volume growth on the revenues of Connect M1-A1 Limited.

Connect M1-A1 Limited’s Senior Debt
      Distribution of dividends by Connect M1-A1 Limited to CHL and payments of principal and interest on Connect M1-A1 Limited’s subordinated loans from Macquarie Yorkshire are subject to the timely payment of interest and principal and compliance by Connect M1-A1 Limited with covenants contained in the terms of its senior debt described below.
      Connect M1-A1 Limited has two non-recourse senior debt facilities both of which are secured by the assets and pledged stock of Connect M1-A1 Limited which are summarized below:

	Commercial Senior Debt Facility	European Investment Bank Facility

Outstanding balance as of March 31, 2005	£194.2 million	£79.2 million
Interest rate	U.K. LIBOR plus 0.75% per year increasing to plus 0.80% from September 30, 2006 and plus 0.90% from September 30, 2020 payable semi-annually. Interest rate swaps have been entered into in respect of 70% of the notional principal amount.	9.23% for guaranteed portion and 9.53% for unguaranteed portion.
Maturity	March 31, 2024	March 25, 2020
Amortization	Semi-annual unequal amortization	Semi-annual unequal amortization
      The covenants in respect of the senior debt are tested semi-annually for the periods ended March 31 and September 30. In the commercial senior debt facility, the loan life coverage ratio cannot be less than 1.15:1, and the debt service coverage ratio for the preceding and following twelve-month period cannot be less than 1.10:1. In the European Investment Bank facility, the loan life coverage ratio cannot be less than 1.15:1, and the debt service coverage ratio for the preceding and following twelve-month period cannot be less than 1.13:1. The loan life coverage ratio is calculated by reference to the expected cash flows of Connect M1-A1 Limited over the life of the senior debt discounted at the interest rate for the senior debt. If these covenants are not met for any semi-annual period, subordinated debt and dividend payments from Connect M1-A1 Limited are required to be suspended until the covenants are complied with. While payments are suspended, excess cash balances are held by Connect M1-A1 Limited and are not required to be paid towards reducing the senior debt. At March 31, 2005, the loan life coverage ratio was 1.31:1 under the commercial senior debt facility and 1.38:1 under the European Investment Bank facility and the debt service coverage ratio was 1.16:1 for the preceding twelve months and projected at 1.22:1 for the following twelve months.
      At the time of our acquisition of Macquarie Yorkshire, we set aside £1 million (USD $1.9 million) of cash acquired to cash collateralize a letter of credit of the same amount required by a lender to Connect M1-A1 Limited as security for funding breakage costs on their fixed rate loan. This cash was released when certain financial tests were met by Connect M1-A1 Limited. We received £1 million (USD $1.7 million) in the fourth quarter of 2005.

Investments in MCG and SEW
      Our cash flow from operations include dividends from our investments in MCG and SEW. The dividends we receive from MCG and SEW are dependent on the performance of the underlying businesses and compliance with debt covenants. Based on the public statements of MCG management regarding expected distributions per share for the MCG fiscal year ending June 30, 2006, we expect to receive total dividends from MCG of approximately AUD $6.4 million (USD $4.3 million) in the year ended December 31, 2006, net of applicable Australian withholding taxes. Although these estimates are based on public guidance provided by the management of MCG, such guidance does not constitute a guarantee that such dividends will be paid by MCG. For the year ended December 31, 2006, based on the dividends expected to be paid by SEW during the year, we expect to receive total dividends from our investment in SEW of approximately £3.2 million (USD $5.9 million).
Capital Expenditures
      On a consolidated basis, we expect to incur $8.4 million of maintenance capital expenditure in 2006 and $26.5 million of specific capital expenditure in through 2008. The specific capital expenditure will be funded from available debt facilities, with the proceeds from our recent debt refinancing and with restricted cash from acquisitions. All of the maintenance and specific capital expenditure will be incurred at the operating company level.
      We have detailed our capital expenditures on a segment-by-segment basis, which we believe is a more appropriate approach to explaining our capital expenditure requirements on a consolidated basis.

Airport Services Business

Maintenance Capital Expenditure
      We expect to spend approximately $3.8 million, or $200,000 per FBO, per year on maintenance capital expenditure. This amount is spent on items such as repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. This expenditure is funded from cash flow from operations.

Specific Capital Expenditure
      We intend to incur a total of approximately $12.4 million of specific capital expenditure in 2006 and 2007 which we intend to fund from the proceeds of our recent debt refinancing.

Estimated Cost/Amount
Remaining (from
Location	Item	Expected Timing	December 31, 2005)

Teterboro Airport	Ramp construction	Commencing second quarter 2006	$4.5 million
Metroport East 34th Street Heliport	Upgrade of heliport in exchange for ten-year operating agreement	Commencing third quarter 2006	$2.8 million
Pittsburgh International Airport	Original lease requires further capital expenditure. This will be fulfilled through the development of a new hangar.	Commencing by June 2006	$5.1 million

Airport Parking Business

Maintenance Capital Expenditure
      Maintenance capital projects include regular replacement of shuttle buses and IT equipment, some of which are capital expenditures paid in cash and some of which are financed, including with capital leases. During the twelve months ended December 31, 2005, our airport parking business committed to maintenance-related capital projects totaling $4.2 million, of which $1.3 million represents our 2005 maintenance capital expenditures that were paid in cash. The remainder was financed, primarily with capital leases. In 2006, our airport parking business expects to commit to maintenance-related capital projects totaling $3.6 million, of which $1.8 million represents our 2006 maintenance capital expenditures and $1.8 million is expected to be financed with capital leases.

Specific Capital Expenditure
      Our airport parking business committed to specific capital projects in 2005 totaling $2.1 million, of which $360,000 represents specific capital expenditures that were paid in cash. The remainder was financed with capital leases and otherwise. These revenue enhancing projects included a vehicle lift system to manage additional demand at one location and covered parking solutions at three locations. In 2006, our airport parking business expects to commit to $447,000 of specific capital projects, of which $300,000 represents specific capital expenditures and the remainder of which we expect to finance.
      In addition, we intend to spend an additional $1.6 million on capital expenditures related to our SunPark facilities, all of which we pre-funded at the time of our acquisition.

District Energy Business

Maintenance Capital Expenditure
      Thermal Chicago expects to spend approximately $1 million per year on capital expenditures relating to the replacement of parts and minor system modifications. Over the past two years, minor system modifications have been made that increased capacity by 3,000 tons. Maintenance capital expenditures will be funded for the next two years from available debt facilities and thereafter are expected to be funded from cash flow from operations.

Specific Capital Expenditure
      We anticipate that Thermal Chicago will spend up to approximately $8.4 million for system expansion over two years starting in 2007. The estimated cost of system expansion has increased by $1.4 million over prior estimates due to increases in equipment and material costs. This expansion, in conjunction with efficiencies we have achieved at our plants and throughout our system, will add approximately 16,000 tons of saleable capacity to the Thermal Chicago downtown cooling system. A portion of this increased capacity, approximately 6,700 tons, will be used to accommodate four customers who will convert from interruptible to continuous service in mid-2006, with the balance sold to new or existing customers. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to Thermal Chicago committing to the capital expenditure. As of March 1, 2006, we have signed contracts with two customers representing 30% of the additional saleable capacity, including their options to extend. These customers will begin receiving service between 2006 and 2009.
      Associated with expanding the system and creating additional capacity, we estimate that we will incur additional capital expenditure of $3.8 million over the next three years to connect new customers to the system. Typically, new customers will reimburse Thermal Chicago for most, if not all, of these expenditures. Approval from the City of Chicago may be required if expansion of underground piping is necessary.
      Based on recent contract experience, each new ton of capacity sold will add approximately $425 to annual revenues in the first year of service. Approximately 50% of this increased revenue is in the form of cooling capacity revenue and the balance as cooling consumption revenue.
      Thermal Chicago expects to fund the capital expenditure for system expansion and interconnection by drawing on available debt facilities.

Toll Road Business

Maintenance Capital Expenditure
      Maintenance capital expenditure is required to maintain the condition of Yorkshire Link at the standard required under the concession on an ongoing basis and to meet the return condition requirements at the end of the concession when the road is transferred to the U.K. government. Connect M1-A1 Limited anticipates spending approximately £30.6 million, at 2003 prices, on periodic maintenance over the remaining life of the concession, with most of this expenditure occurring after 2020. This expenditure generally relates to resurfacing and the maintenance of structures over which Yorkshire Link runs and is in addition to the general day-to-day operating costs of Yorkshire Link.
COMMITMENTS AND CONTINGENCIES
      The following tables summarize the future obligations of the MIC Inc., the U.S. holding company for our consolidated businesses, due by period, as of December 31, 2005, under their various contractual obligations, off-balance sheet arrangements and commitments.

	Payments Due by Period

		Less than			More than
	Total	one Year	1-3 Years	3-5 Years	5 Years

	($ in thousands)
Long-term debt(1)	$610,994	$146	$194,104	$315,644	$101,100
Capital lease obligations(2)	4,237	1,756	2,002	479	—
Notes payable	1,274	891	308	60	15
Operating lease obligations(3)	395,218	20,467	41,042	39,781	293,928
Purchase obligations(4)	86,800	86,800	—	—	—

Total contractual cash obligations(5)	$1,098,523	$110,060	$237,456	$355,964	$395,043

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The debt facilities, which are obligations of the operating businesses and have maturities between 2006 and 2020, are subject to certain covenants, the violation of which could result in acceleration. We believe the likelihood of a debt covenant violation to be remote. Refer to the “Liquidity and Capital Resources” section for details on interest rates and interest rate hedges on our long-term debt.

(2)	Capital lease obligations are for the lease of certain transportation equipment. Such equipment could be subject to repossession upon violation of the terms of the lease agreements. We believe the likelihood of such violation to be remote.

(3)	The company is obligated under non-cancelable operating leases for various parking facilities at MAPC and for real estate leases at MDEH. This represents the minimum annual rentals required to be paid under such non-cancelable operating leases with terms in excess of one year.

(4)	Purchase obligations include the commitment of the company (through a wholly-owned subsidiary) to acquire 100% of the membership interests in The Gas Company for $238 million (plus expected transaction costs and reserves of $21 million), net of expected debt of $160 million. The transaction is expected to close late in the second quarter or third quarter of 2006. With an up front deposit of $12.2 million already paid, and with the expected debt of $160 million, this reduces the purchase obligation to $86.8 million.

(5)	This table does not reflect certain long-term obligations, such as deferred taxes, where we are unable to estimate the period in which the obligation will be incurred.

Toll Road

	Payments Due by	Less Than	More Than
	Period Total	1-3 Years	3-5 Years

	(£ in thousands)
Loans from Connect M1-A1 Limited	£25,384	—	£25,384

Total contractual cash obligations	£25,384	—	£25,384

      This table also does not reflect obligations of CHL, as they do not have recourse to Macquarie Yorkshire. (CHL has long-term obligations of £288.9 million at March 31, 2005, consisting primarily of long-term debt.) CHL is also obligated, pursuant to the concession, to maintain Yorkshire Link during the concession period. Not included in this table is management’s estimate of the cost of this obligation, which is approximately £30.6 million over the life of the concession as measured at 2003 prices.

The Gas Company
      On November 21, 2005, we entered into two loan agreements dated as of November 17, 2005, each providing for $80 million of term loan borrowing, $160 million in the aggregate, and a $20 million revolving credit facility. We intend to use the $160 million in term loans to partially fund the acquisition of The Gas Company, LLC, or TGC. The acquisition is subject to regulatory and other approvals. The agreements contemplate borrowings of the term loans by HGC Holdings, LLC, or HGC, the parent company of TGC, and by TGC, concurrently with our acquisition of those entities. The counterparties to each agreement are Dresdner Bank AG, London Branch, as administrative agent, Dresdner Kleinwort Wasserstein Limited, as lead arranger, and the other lenders party thereto. We intend to utilize the $20 million revolving credit facility to finance TGC’s working capital and to finance or refinance TGC’s capital expenditures for regulated assets. Upon borrowing, the term loans and revolver will be obligations of our operating subsidiaries containing the business of TGC and will be non-recourse to us and our other businesses. The obligations under the credit agreements will be secured by security interests in the assets of TGC as well as the equity interests of TGC and HGC. The terms and conditions for the facilities includes events of default and representations and warranties that are generally customary for facilities of this type. Select details of the term and revolving credit facilities are presented below:

	Holding Company Debt	Operating Company Debt

Borrowers:	HGC Holdings, LLC	The Gas Company, LLC

Borrowings:	$80 million Term Loan	$80 million Term Loan	$20 million Revolver

Security:	First priority security interest on HGC assets and equity interests	First priority security interest on TGC assets and equity interests

Term:	7 years from date of first drawdown	7 years from date of first drawdown	7 years from date of first drawdown on TGC term loan

Amortization:	Payable at maturity	Payable at maturity	Payable at maturity

Rate Years 1-5:	LIBOR plus 0.60%	LIBOR plus 0.40%	LIBOR plus 0.40%
Years 6-7:	LIBOR plus 0.70%	LIBOR plus 0.50%	LIBOR plus 0.50%

Hedging:	We have entered into forward starting interest rate swaps (fixed v. LIBOR) fixing funding costs at 4.84% for 7 years on a notional value of $160 million		—

Covenants prior to First Drawdown:	Maximum Debt to EBITDA of 6.6x at closing		—

Distributions Lock-Up Test:	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest< 3.5x	—

	Holding Company Debt	Operating Company Debt

Mandatory Prepayments	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA /interest< 3.5x for 3 consecutive quarters	—

Events of Default Financial Triggers		Adjusted EBITDA/ interest< 2.50x	Adjusted EBITDA/ interest< 2.50x
CRITICAL ACCOUNTING POLICIES
      The preparation of our financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. Our critical accounting policies are discussed below. These policies are consistent with the accounting policies followed by the businesses we own.

Business Combinations
      Our acquisitions of businesses that we control are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by our management, taking into consideration information supplied by the management of acquired entities and other relevant information. Such information includes valuations supplied by independent appraisal experts for significant business combinations. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair values require significant judgment both by management and outside experts engaged to assist in this process.

Goodwill, intangible assets and property, plant and equipment
      Significant assets acquired in connection with our acquisition of the airport services business, airport parking business and district energy business include contract rights, customer relationships, non-compete agreements, trademarks, domain names, property and equipment and goodwill.
      Trademarks and domain names are generally considered to be indefinite life intangibles. Trademarks, domain names and goodwill are not amortized in most circumstances. It may be appropriate to amortize some trademarks and domain names. However, for unamortized intangible assets, we are required to perform annual impairment reviews and more frequently in certain circumstances.
      The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. The airport services business, airport parking business and district energy business are separate reporting units for purposes of this analysis. The impairment test for trademarks and domain names which are not amortized requires the determination of the fair value of such assets. If the fair value of the trademarks and domain names is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.
      Property and equipment are initially stated at cost. Depreciation on property and equipment is computed using the straight-line method over the estimated useful lives of the property and equipment after consideration of historical results and anticipated results based on our current plans. Our estimated useful lives represent the period the asset remains in services assuming normal routine maintenance. We review the estimated useful lives assigned to property and equipment when our business experience suggests that they do not properly reflect the consumption of economic benefits embodied in the property and equipment nor result in the appropriate matching of cost against revenue. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals and consideration of market trends such as technological obsolescence or change in market demand.
      Significant intangibles, including contract rights, customer relationships, non-compete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible asset after consideration of historical results and anticipated results based on our current plans. With respect to contract rights in our airport services business, we take into consideration the history of contract right renewals in determining our assessment of useful life and the corresponding amortization period.
      We perform impairment reviews of property and equipment and intangibles subject to amortization, when events or circumstances indicate that assets are less than their carrying amount and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount of the net book value of the assets exceeds their fair market value. Any impairment is measured by comparing the fair value of the asset to its carrying value.
      The “implied fair value” of reporting units and fair value of property and equipment and intangible assets is determined by our management and is generally based upon future cash flow projections for the acquired assets, discounted to present value. We use outside valuation experts when management considers that it is appropriate to do so.
      The carrying value of our equity method investment includes an additional intangible asset to reflect the difference between the purchase price for our 50% investment in the toll road business and the underlying equity in the net assets of the business. This intangible asset value, which represents the concession agreement with the Secretary of State for Transport in the United Kingdom (the “Concession Agreement”) has been recorded at fair value determined by management, taking into consideration information supplied by the management of acquired entities and other relevant information including valuations supplied by independent appraisal experts. The Concession Agreement is amortized based on a percentage of usage of the toll road in the period relative to the total estimated usage over the life of the agreement. In addition, any loss in value that is other than temporary is recognized as an impairment charge.
      We test goodwill for impairment as of October 1 each year. There was no goodwill impairment as of October 1, 2005. We test our long-lived assets when there is an indicator of impairment. There were no impairments of long-lived assets during 2005.

Securities available for sale
      Our acquisition of MCG was initially recorded at cost and classified as a “Security available for sale” on our consolidated balance sheet. Our intention is to hold MCG for an indeterminate period of time. Since

MCG has a readily determinable market value, we record this investment at cost with unrealized gains and losses reported in other comprehensive income (loss). Declines in value other than temporary are included in investment income. Management consider MCG’s financial position, results of operations, stock price performance, analyst research reports and other relevant information in determining whether a decline is other than temporary. We revaluate our hold position on an annual basis.

Investments at cost
      Our initial investment in SEW was recorded at cost. As SEW does not have a readily determinable market value, we continue to record the investment at cost. We perform periodic review of the investment, using information supplied by the management of SEW. We further evaluate SEW based on the future cash flow projections, discounted to present value. We use outside valuation experts when we consider it appropriate to do so.

Revenue recognition
      Fuel revenue from our airport services business is recorded when fuel is provided or when services are rendered. Our airport services business also records hangar rental fees, which are recognized during the month for which service is provided.
      Our airport parking business records parking lot revenue, as services are performed, net of allowances and local taxes. Revenues for services performed, but not collected as of a reporting date, are recorded based upon the estimated value of uncollected parking revenues for customer vehicles at each location. Our airport parking business also offers various membership programs for which customers pay an annual membership fee. Such revenue is recognized ratably over the one-year life of the membership. Revenue from prepaid parking vouchers that can be redeemed in the future is recognized when such vouchers are redeemed.
      Our district energy business recognizes revenue from cooling capacity and consumption at the time of performance of service. Cash received from customers for services to be provided in the future are recorded as unearned revenue and recognized over the expected services period on a straight-line basis.

Hedging
      With respect to our debt facilities and the expected cash flows from our non-US investments, we have entered into a series of derivatives and forward contracts to hedge our interest rate and foreign exchange exposure. We have classified each hedge as a cash flow hedge at the time the hedge was put in place. Changes in the value of the hedges, to the extent effective, are recorded in other comprehensive income (loss). Changes in the value that represent the ineffective portion of the hedge is recorded as other income (loss) on the consolidated income statement.

Income Taxes
      We account for income taxes using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Currency Risk
      We are exposed to currency risk on cash flows we receive from our businesses and investments located outside of the United States and on the translation of earnings. Our current policy is not to hedge over the long term the currency risk associated with foreign currency denominated income and cash flows, due to the uncertain size and timing of the distributions we expect to receive. However, we may from time to time seek to hedge our currency risk for short to medium periods, up to two years at a time. We have hedged our currency exposures through 2007 through various forward contracts, which are described below.

Toll Road Business
      Our cash flows are exposed to the impact of fluctuations in the Pound Sterling/ U.S. dollar exchange rate on the interest income and dividends from Connect M1-A1 Limited and CHL, respectively. Based on the interest and dividends expected to be received in 2006 by Macquarie Yorkshire, a hypothetical 1% appreciation in the U.S. dollar against the Pound Sterling would reduce our interest income from Connect M1-A1 Limited by $19,000 per year and our dividends from CHL by $67,000 per year.
      The principal payments we will receive on the subordinated loans are also denominated in Pounds Sterling and fluctuations in the Pound Sterling/ U.S. dollar exchange rate will cause fluctuations in the actual cash we receive in U.S. dollars.
      We have entered into various forward exchange contracts to hedge our exposure to the impact of Pound Sterling/ U.S. dollar fluctuations on our expected 2006 and 2007 interest, principal and dividends for Macquarie Yorkshire. The forward exchange contract rates range from £0.5325 to £0.5674 per $1.00.

Investments in SEW and MCG
      In relation to our investment in SEW, we are exposed to the impact of the Pound Sterling/ U.S. dollar exchange rate on our dividend income. Based on our expected dividend income from SEW in 2006, a hypothetical 1% appreciation of the U.S. dollar against the Pound Sterling would reduce our dividend income and cash flows by $55,000 per year.
      We have entered into various forward exchange contracts to hedge our exposure to the impact of Pound Sterling/ U.S. dollar fluctuations on our expected 2006 and 2007 dividends from SEW. The forward exchange contract rates range from £0.5303 to £0.5674 per $1.00.
      In relation to our investment in MCG, we are exposed to the impact of the Australian dollar/ U.S. dollar exchange rate on our dividend income. Based on our expected dividend income from MCG in 2006, a hypothetical 1% appreciation of the U.S. dollar against the Australian dollar would reduce our dividend income and cash flows prior to any withholding taxes by $47,000 per year.
      We have entered into various forward exchange contracts to hedge our exposure to the impact of Australian dollar/ U.S. dollar fluctuations on our expected 2006 and 2007 dividends from MCG. The forward exchange contract rates range from AUD $1.3286 to AUD $1.3541 per $1.00.

Interest Rate Risk
      We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable rate interest payments covering at least half of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of February 13, 2006, we have total debt outstanding at our consolidated businesses of $611.5 million. Of this total debt outstanding, $126.8 million is fixed rate and $484.8 million is floating. Of the $484.8 million of floating rate debt, $300 million is hedged with interest rate swaps, and $184.7 million is hedged with an interest rate cap.

Airport Services Business
      The senior debt for our airport services business comprises a non-amortizing $300 million floating rate facility maturing in 2010.

      A 1% increase in the interest rate on the airport services business debt would result in a $3 million increase in the interest cost per year. A corresponding 1% decrease would result in a $3 million decrease in interest cost per year.
      Our airport services business’ exposure to interest rate changes has been 100% hedged until December 14, 2010 through the use of interest rate swaps. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates during that period. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $6.6 million. A corresponding 10% relative increase would result in a $6.5 million increase in the fair market value.

Airport Parking Business
      Our airport parking business has four senior debt facilities: a $126 million non-amortizing floating rate facility maturing in 2006 if the options to extend are not exercised, a $58.7 million non-amortizing floating rate facility maturing in 2008, a partially amortizing $4.6 million fixed rate facility maturing in 2009 and a partially amortizing $2.2 million fixed rated facility maturing in 2009. The airport parking business intends to exercise the option to extend the $126 million facility and management expects the airport parking business will be able to fulfill the required conditions. Conditions include providing specified notice to the lender before maturity of the original facility, entering appropriate interest rate cap agreements and maintenance of debt service coverage constant ratios and debt service coverage ratios. Due to a requirement imposed by our lender we were unable to enter into any interest rate swap agreements in relation to either the $126 million facility or the $58.7 million facility. Instead, we purchased an interest rate cap agreement at a base rate of LIBOR equal to 4.5% for a notional amount of $126 million for the term of the loan and a second interest rate cap agreement at a base rate of LIBOR equal to 4.48% for a notional amount of $58.7 million.
      A 1% increase in the interest rate on the $126 million facility will increase the interest cost by $1.3 million per year. A 1% decrease in interest rates will result in a $1.3 million decrease in interest cost per year. A 1% increase in the interest rate on the $58.7 million facility will increase the interest cost by $587,000 per year. A 1% decrease in interest rates will result in a $587,000 decrease in interest costs per year.
      Our airport parking business has a fixed rate exposure on the $4.6 million debt facility and the $2.2 million debt facility. A 10% relative increase in interest rates will decrease the fair market value of the $4.6 million facility by $62,000. A 10% relative decrease in interest rates will result in a $63,000 increase in the fair market value. A 10% relative increase in interest rates will decrease the fair market value of the $2.2 million facility by $35,000. A 10% relative decrease in interest rates will result in a $36,000 increase in the fair market value.
      In relation to the interest rate cap instruments, the 30-day LIBOR rate as at December 31, 2005 was 4.39%, compared to our interest rate cap of a LIBOR rate of 4.5% and 4.48%. We reached the interest rate caps in the first quarter of 2006.

Thermal Chicago/ Northwind Aladdin
      MDE, a subsidiary of MDEH and the direct holding company for Thermal Chicago and our interest in Northwind Aladdin, has issued $120 million of aggregate principal amount of fixed rate senior secured notes maturing December 31, 2023, with variable quarterly amortization commencing June 30, 2007. MDE has a fixed rate exposure on these notes and therefore a 10% relative increase in interest rates will result in a $5.8 million decrease in the fair market value of the notes. A 10% relative decrease in interest rates will result in a $6.3 million increase in the fair market value of the notes.

Connect M1-A1 Limited
      We receive floating rate interest payments on Connect M1-A1 Limited’s senior subordinated loan. A 1% increase in the interest rate on this loan results in a £49,000 increase in the interest received per year. A 1% decrease in the interest rate results in a £49,000 decrease in the interest received per year.
      We have an exposure to changes in interest rates through Connect M1-A1 Limited’s junior subordinated loan provided at a fixed rate by Macquarie Yorkshire. For a 10% increase in interest rates, the fair market value of this loan will decrease by £219,000. For a 10% decrease in interest rates, the fair market value will increase by £254,000.
      Connect M1-A1 Limited has floating interest rate exposure on its commercial senior debt facility. For a 1% increase in the interest rate the interest cost will increase by £2 million per year. A 1% decrease will result in a decrease in the interest cost of £2 million per year.
      The interest rate exposure on the commercial senior debt facility of Connect M1-A1 Limited has been partially hedged through a combination of five interest rate swaps. These interest swaps will partially offset any additional expense incurred as a result of an increase in interest rates. However, if interest rates decrease, the value of Connect M1-A1 Limited’s hedging instruments will also decrease. The fair market value of these interest rate swaps will decrease by £7.4 million in the event of a 10% decrease in interest rates. A 10% increase in interest rates will result in a £7 million increase in the fair market value.
      Connect M1-A1 Limited has a fixed rate exposure on its European Investment Bank debt facility. A 10% increase in interest rates will result in a £3.8 million decrease in the fair market value of the facility. A 10% decrease in interest rates will result in a £4.1 million increase in the fair market value of the facility.

Commodity Risk
      Our district energy business is exposed to the risk of fluctuating electricity prices which is not fully offset by escalation provisions in our contracts with customers. In light of the current uncertainty surrounding electricity pricing, particularly given the upcoming deregulation of the Illinois electricity markets and pending rate cases, and the resulting potential changes in our contract pricing provisions, we are unable at this time to reasonably perform a sensitivity analysis regarding changes in electricity prices. Please see “Our Businesses and Investments — District Energy Business — Business-Thermal Chicago — Electricity Costs” and “— Contract Pricing” in Item 1. Business for a further discussion of these matters.

Item 8.     Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
MACQUARIE INFRASTRUCTURE COMPANY TRUST

Page
Number

CONSOLIDATED BALANCE SHEETS as of December 31, 2005 and December 31, 2004	115
CONSOLIDATED STATEMENTS OF OPERATIONS for the Year Ended December 31, 2005 and the Period April 13, 2004 (inception) to December 31, 2004	116
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME for the Year Ended December 31, 2005 and the Period April 13, 2004 (inception) to December 31, 2005	117
CONSOLIDATED STATEMENTS OF CASH FLOWS for the Year Ended December 31, 2005 and the Period April 13, 2004 (inception) to December 31, 2004	118
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	120

NORTH AMERICA CAPITAL HOLDING COMPANY
(Predecessor to Macquarie Infrastructure Company Trust)
CONSOLIDATED STATEMENTS OF OPERATIONS for the Period July 30, 2004 to December 22, 2004, the Period January 1, 2004 to July 29, 2004 and the Year Ended December 31, 2003	161
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS) for the Period July 30, 2004 to December 22, 2004, the Period January 1, 2004 to July 29, 2004 and the Year Ended December 31, 2003	162
CONSOLIDATED STATEMENTS OF CASH FLOWS for the Period July 30, 2004 to December 22, 2004, the Period January 1, 2004 to July 29, 2004 and the Year Ended December 31, 2003	163
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	164
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS	173

Report of Independent Registered Public Accounting Firm
The Stockholders of Macquarie Infrastructure Company Trust:
The Board of Directors of Macquarie Infrastructure Company LLC:
      We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Company Trust (the “Trust”) as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2005 and the period April 13, 2004 (inception) to December 31, 2004. In connection with the audits of the consolidated financial statements, we have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macquarie Infrastructure Company Trust as of December 31, 2005 and December 31, 2004, and the consolidated results of their operations and their cash flows for the year ended December 31, 2005 and the period April 13, 2004 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Macquarie Infrastructure Company Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
March 10, 2006

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

	($ in thousands, except
	per share amounts)
Assets
Current assets:
Cash and cash equivalents	$115,163	$140,050
Restricted cash	1,332	1,155
Accounts receivable, less allowance for doubtful accounts of $839 and $1,359, respectively	21,150	12,312
Dividend receivable	2,365	1,743
Inventories	1,981	1,563
Prepaid expenses	4,701	4,186
Deferred income taxes	2,101	1,452
Income tax receivable	3,489	1,761
Other	4,394	3,547

Total current assets	156,676	167,769
Property, equipment, land and leasehold improvements, net	335,119	284,744
Restricted cash	19,437	16,790
Equipment lease receivables	43,546	45,395
Investment in unconsolidated business	69,358	79,065
Investment, cost	35,295	39,369
Securities, available for sale	68,882	71,263
Related party subordinated loan	19,866	21,748
Goodwill	281,776	217,576
Intangible assets, net	299,487	254,530
Deposits and deferred costs on acquisitions	14,746	—
Deferred financing costs, net of accumulated amortization	12,830	7,757
Fair value of derivative instruments	4,660	724
Other	1,620	1,757

Total assets	$1,363,298	$1,208,487

Liabilities and stockholders’ equity
Current liabilities:
Due to manager	$2,637	$12,306
Accounts payable	11,535	10,912
Accrued expenses	13,994	11,980
Current portion of notes payable and capital leases	2,647	1,242
Current portion of long-term debt	146	94
Other	3,639	2,991

Total current liabilities	34,598	39,525
Capital leases and notes payable, net of current portion	2,864	1,755
Long-term debt, net of current portion	610,848	415,074
Related party long-term debt	18,247	19,278
Deferred income taxes	113,794	123,429
Fair value of derivative instruments	—	286
Other	6,342	4,329

Total liabilities	786,693	603,676

Minority interests	8,940	8,515

Stockholders’ equity:
Trust stock, no par value; 500,000,000 authorized; 27,050,745 shares issued and outstanding at December 31, 2005; 26,610,100 shares issued and outstanding at December 31, 2004	583,023	613,265
Accumulated other comprehensive (loss) income	(12,966)	619
Accumulated deficit	(2,392)	(17,588)

Total stockholders’ equity	567,665	596,296

Total liabilities and stockholders’ equity	$1,363,298	$1,208,487

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

		April 13, 2004
	Year Ended	(inception) to
	December 31,	December 31,
	2005	2004

	($ in thousands, except per share
	and shares outstanding)
Revenues
Revenue from fuel sales	$143,273	$1,681
Service revenue	156,167	3,257
Financing and equipment lease income	5,303	126

Total revenue	304,743	5,064

Costs and expenses
Cost of fuel sales	84,806	912
Cost of services	81,834	1,633
Selling, general and administrative expenses	82,636	7,953
Fees to manager	9,294	12,360
Depreciation expense	6,007	175
Amortization of intangibles	14,815	281

Total operating expenses	279,392	23,314

Operating income (loss)	25,351	(18,250)
Other income (expense)
Dividend income	12,361	1,704
Interest income	4,064	69
Interest expense	(33,800)	(756)
Equity in earnings (loss) and amortization charges of investee	3,685	(389)
Other income	123	50

Net income (loss) before income taxes and minority interests	11,784	(17,572)
Income tax benefit	3,615	—

Net income (loss) before minority interests	15,399	(17,572)
Minority interests	203	16

Net income (loss)	$15,196	$(17,588)

Basic earnings (loss) per share:	$0.56	$(17.38)

Weighted average number of shares of trust stock outstanding: basic	26,919,608	1,011,887
Diluted earnings (loss) per share:	$0.56	$(17.38)

Weighted average number of shares of trust stock outstanding: diluted	26,929,219	1,011,887
Cash dividends declared per share	$1.5877	$—

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Trust Stock			Accumulated
				Other	Total
	Number of		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	Income (Loss)	Equity

	($ in thousands, except number of shares and per share amounts)
Issuance of trust stock, net of offering costs	26,610,100	$613,265	$—	$—	$613,265
Other comprehensive income (loss):
Net loss for the period ended December 31, 2004	—	—	(17,588)	—	(17,588)
Translation adjustment	—	—	—	855	855
Change in fair value of derivatives	—	—	—	1	1
Unrealized loss on marketable securities	—	—	—	(237)	(237)

Total comprehensive loss for the period ended December 31, 2004					(16,969)

Balance at December 31, 2004	26,610,100	$613,265	$(17,588)	$619	$596,296
Issuance of trust stock to manager	433,001	12,088	—	—	12,088
Issuance of trust stock to independent directors	7,644	191	—	—	191
Adjustment to offering costs	—	427	—	—	427
Distributions to trust stockholders (comprising $1.5877 per share paid on 27,050,745 shares)	—	(42,948)	—	—	(42,948)
Other comprehensive income (loss):
Net income for the year ended December 31, 2005	—	—	15,196	—	15,196
Translation adjustment	—	—	—	(16,160)	(16,160)
Change in fair value of derivatives, net of taxes of $441	—	—	—	2,928	2,928
Reclassification adjustment for realized gain on interest rate swap, net of taxes of $1,707	—	—	—	(2,459)	(2,459)
Unrealized gain on marketable securities	—	—	—	2,106	2,106

Total comprehensive income for the year ended December 31, 2005					1,611

Balance at December 31, 2005	27,050,745	$583,023	$(2,392)	$(12,966)	$567,665

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	April 13, 2004
	December 31,	(inception) to
	2005	December 31, 2004

	($ in thousands)
Operating activities
Net income (loss)	$15,196	$(17,588)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	14,098	370
Amortization of intangible assets	14,815	281
Loss on disposal of equipment	674	—
Equity in earnings (loss) and amortization charges of investee	1,803	389
Amortization of finance charges	6,290	—
Noncash derivative gain, net of noncash interest expense	(4,166)	—
Accretion of asset retirement obligation	222	—
Deferred rent	2,308	80
Deferred revenue	(130)	(62)
Deferred taxes	(5,695)	—
Minority interests	203	16
Noncash compensation	209	—
Post retirement obligations	(116)	—
Accrued interest expense on subordinated debt — related party	1,003	26
Accrued interest income on subordinated debt — related party	(399)	(50)
Changes in operating assets and liabilities:
Restricted cash	(462)	—
Accounts receivable	(7,683)	(420)
Equipment lease receivable, net	1,677	(121)
Dividend receivable	(651)	(1,704)
Inventories	(178)	686
Prepaid expenses and other current assets	(39)	(439)
Due to subsidiaries	—	1,398
Accounts payable and accrued expenses	1,882	798
Due to manager	2,419	12,306
Other	267	(11)

Net cash provided by (used in) operating activities	43,547	(4,045)
Investing activities
Acquisition of businesses and investments, net of cash acquired	(182,367)	(467,413)
Additional costs of acquisitions	(60)	—
Deposits and deferred costs on future acquisitions	(14,746)	—
Goodwill adjustment — cash received	694	—
Collection on notes receivable	358	—
Purchases of property and equipment	(6,743)	(81)
Proceeds received on subordinated loan	914	—
Other	—	17

Net cash used in investing activities	(201,950)	(467,477)

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended	April 13, 2004
	December 31,	(inception) to
	2005	December 31, 2004

	($ in thousands)
Financing activities
Proceeds from issuance of shares of trust stock	—	665,250
Proceeds from long-term debt	390,742	(1,500)
Proceeds from line-credit facility	850	—
Contributions received from minority shareholders	1,442	—
Distributions paid to trust shareholders	(42,948)	—
Debt financing costs	(11,350)	—
Distributions paid to minority shareholders	(1,219)	—
Payment of long-term debt	(197,170)	—
Offering costs	(1,844)	(51,985)
Restricted cash	(2,362)	—
Payment of notes and capital lease obligations	(1,605)	—
Acquisition of swap contract	(689)	—

Net cash provided by financing activities	133,847	611,765
Effect of exchange rate changes on cash	(331)	(193)

Net change in cash and cash equivalents	(24,887)	140,050
Cash and cash equivalents at beginning of year	140,050	—

Cash and cash equivalents at end of year	$115,163	$140,050

Supplemental disclosures of cash flow information:
Noncash investing and financing activity:
Accrued offering costs	$—	$2,270

Accrued purchases of property and equipment	$384	$810

Acquisition of property through capital leases	$3,270	$—

Issuance of trust stock to manager for payment of 2004 performance fee	$12,088	$—

Issuance of trust stock to independent directors	$191	$—

Taxes paid	$2,610	$—

Interest paid	$30,902	$2,056

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
      Macquarie Infrastructure Company Trust, or the Trust, a Delaware statutory trust, was formed on April 13, 2004. Macquarie Infrastructure Company LLC, or the Company, a Delaware limited liability company, was also formed on April 13, 2004. Prior to December 16, 2004, the Trust was a wholly owned subsidiary of Macquarie Infrastructure Management (USA) Inc., or MIMUSA. MIMUSA is a subsidiary of the Macquarie Group of companies, which is comprised of Macquarie Bank Limited and its subsidiaries and affiliates worldwide. Macquarie Bank Limited is headquartered in Australia and is listed on the Australian Stock Exchange.
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
      On December 21, 2004, the Trust and the Company completed an initial public offering, or IPO, and concurrent private placement, issuing a total of 26,610,000 shares of trust stock at a price of $25.00 per share. Total gross proceeds were $665.3 million, before offering costs and underwriting fees of $51.6 million. MIMUSA purchased two million shares ($50 million) of the total shares issued, through the private placement offering. The majority of the proceeds were used to acquire the Company’s initial businesses and investments.
      In December 2004, subsequent to the IPO, the Company purchased the following companies:

(i) North America Capital Holding Company, or NACH — an airport service business that is an operator of 13 fixed-based operations, or FBOs, (including additional FBOs acquired during 2005) which provide fuel, de-icing, aircraft parking, hangar and other services. The FBOs are located in various locations in the United States and the corporate headquarters are in Plano, Texas.

(ii) Macquarie Airports North America, Inc., or MANA — an airport service business that is an operator of five FBOs and one heliport which provides fuel, de-icing, aircraft parking and hangar services, airport management, and other aviation services. The FBOs are located in the northeast and southern regions in the United States and the corporate headquarters were formerly in Baltimore, Maryland. During 2005, MANA’s operations and management were integrated into NACH.

(iii) Macquarie Americas Parking Corporation, or MAPC — an airport parking business that provides off-airport parking services as well as ground transportation to and from the parking facilities to the airport terminals. MAPC operates 31 off-airport parking facilities located at 20 airports (including facilities at airports from acquisitions during 2005) throughout the United States and maintains its headquarters in Downey, California.

(iv) Macquarie District Energy Holdings, LLC, or MDEH — a business that provides district cooling to 98 customers in Chicago, Illinois and provides district heating and cooling to a single customer outside of downtown Chicago and to the Aladdin Resort & Casino and Desert Passage shopping mall located in Las Vegas, Nevada. MDEH maintains its headquarters in Chicago, Illinois.

(v) Macquarie Yorkshire Limited, or MYL — an entity that owns a 50% interest in a shadow toll road located in the United Kingdom, pursuant to a concession agreement with the U.K. government.
      In December 2004, the Company also purchased an interest in Macquarie Communications Infrastructure Group, or MCG, an investment vehicle managed by a member of the Macquarie Group that operates an Australian broadcast transmission provider and a provider of broadcast transmission and site

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
leasing infrastructure in the United Kingdom and the Republic of Ireland. The Company also purchased an indirect interest in South East Water, or SEW, a utility company that provides water to households and industrial customers in southeastern England.
      During the year ended December 31, 2005, the Company’s major acquisitions were as follows:

(i) On January 14, 2005, NACH acquired all of the membership interests in General Aviation Holdings, LLC, or GAH, an entity that operates two FBOs in California.

(ii) On August 12, 2005, Macquarie FBO Holdings LLC, a wholly owned subsidiary of Macquarie Infrastructure Company Inc., or MIC Inc., acquired all of the membership interests in Eagle Aviation Resources, Ltd., or EAR, an FBO company doing business as Las Vegas Executive Air Terminal.

(iii) On October 3, 2005, MAPC completed the acquisition of real property and personal and intangible assets related to six off-airport parking facilities (collectively referred to as “SunPark”).
The airport services, airport parking and district energy businesses are owned by the Company’s wholly-owned subsidiary, MIC Inc. The investments in MCG, SEW and the business that operates a toll road are owned by the Company through separate Delaware limited liability companies.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Except as otherwise specified, we refer to Macquarie Infrastructure Company LLC and its subsidiaries collectively as the “Company.” The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% percent of the outstanding voting shares is a condition for consolidation. For investments in variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2005, the Company was not the primary beneficiary of any variable interest entity in which it did not own a majority of the outstanding voting stock.

Use of Estimates
      The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment and leasehold improvements, intangibles, asset retirement obligations and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; environmental liabilities; and valuation of derivative instruments. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents
      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2005 and December 31, 2004 is $87 million of commercial paper and $76.3 million of U.S. Treasury bills, respectively.

Restricted Cash
      The Company classifies all cash pledged as collateral on the outstanding senior debt as restricted in the consolidated balance sheets. At December 31, 2005 and December 31, 2004, the Company has recorded $19.4 million and $16.8 million, respectively, of cash pledged as collateral in the accompanying consolidated balance sheets. In addition, at December 31, 2005 the Company has classified $1.3 million as restricted cash in current assets relating to our airport services business and to a credit facility requirement of MAPC. At December 31, 2004, the Company classified $1.2 million as restricted cash in current assets relating to the debt of our 75% indirectly owned subsidiary, Northwind Aladdin, and to a credit facility requirement of MAPC.

Allowance for Doubtful Accounts
      The Company uses estimates to determine the amount of the allowance for doubtful accounts necessary to reduce billed and unbilled accounts receivable to their net realizable value. The Company estimates the amount of the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates due primarily to credit policies and a lack of concentration of accounts receivable. The Company writes off receivables deemed to be uncollectible to the allowance for doubtful accounts. Accounts receivable balances are not collateralized.

Inventory
      Inventory consists principally of jet fuel purchased from various third-party vendors. Inventory is stated at the lower of the first-in, first-out cost or market cost.

Property, Equipment, Land and Leasehold Improvements
      Property, equipment, land and leasehold improvements are recorded at cost less accumulated depreciation. Major renewals and improvements are capitalized while maintenance and repair expenditures are expensed when incurred. We depreciate our property, equipment and leasehold improvements over their estimated useful lives. The estimated economic useful lives range according to the table below:

Buildings	9 to 40 years
Leasehold and land improvements	3 to 40 years
Machinery and equipment	1 to 40 years
Furniture and fixtures	3 to 10 years

Goodwill and Intangible Assets
      Goodwill consists of costs in excess of fair value of tangible and identifiable intangible net assets acquired in the purchase business combinations described in Note 4. Intangible assets acquired in the purchase business combinations include contractual rights, customer relationships, non-compete agreements, trade names, leasehold rights, domain names, and technology. The cost of intangible assets with determinable useful lives are amortized over their estimated useful lives ranging from 2 to 40 years.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-lived Assets, Excluding Goodwill
      Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Impairment of Goodwill
      Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company, for purposes of the impairment test, are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. Components are combined when determining reporting units if they have similar economic characteristics.
      The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future cash flows. If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment is indicated. Alternatively, if the recorded net assets of the reporting unit exceed its estimated fair value, then goodwill is assumed to be impaired and a second step is performed. In the second step, the implied fair value of goodwill is determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess.

Debt Issuance Costs
      The Company capitalizes all direct costs incurred in connection with the issuance of debt as debt issuance costs. These costs are amortized over the contractual term of the debt instrument, which ranges from 3 to 19 years.

Derivative Instruments
      The Company accounts for derivatives and hedging activities in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.
      On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge). For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair-value hedge or a cash-flow hedge is reported in earnings.
      The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is no longer designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
      In all situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income.

Financial Instruments
      The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, subordinated debt and variable rate senior debt are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.

Concentrations of Credit Risk
      Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2005 and December 31, 2004, there were no outstanding accounts receivable due from a single customer, which accounted for more than 10% of the total accounts receivable.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additionally, no single customer accounted for more than 10% of the Company’s revenues during the year ended December 31, 2005, and for the period April 13, 2004 through December 31, 2004.

Foreign Currency Translation
      The Company’s foreign investments and unconsolidated businesses have been translated into U.S. dollars in accordance with FASB Statement No. 52, Foreign Currency Translation. All assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. Adjustments from such translation have been reported separately as a component of other comprehensive income in stockholders’ equity.

Earnings (Loss) Per Share
      The Company calculates earnings (loss) per share in accordance with FASB Statement No. 128, Earnings Per Share. Accordingly, basic earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.
      Basic and diluted earnings (loss) per share was computed on a weighted average basis for the year ended December 31, 2005 and for the period April 13, 2004 (inception) through December 31, 2004. The basic weighted average computation of 26,919,608 shares of trust stock outstanding for 2005 was computed based on 26,610,100 shares outstanding from January 1, 2005 through April 18, 2005, 27,043,101 shares outstanding from April 19, 2005 through May 24, 2005 and 27,050,745 shares outstanding from May 25, 2005 through December 31, 2005. The diluted weighted average computation of 26,929,219 shares of trust stock outstanding for 2005 was computed by assuming that all of the stock grants provided to the independent directors on May 25, 2005 had been converted to shares on that date. The basic weighted average computation of 1,011,887 shares of trust stock outstanding for 2004 was computed based on 100 shares outstanding from April 13, 2004 through December 21, 2004 and 26,610,100 shares outstanding from December 22, 2004 through December 31, 2004. The stock grants provided to the independent directors on December 21, 2004 were anti-dilutive in 2004 due to the Company’s net loss for that period.

Comprehensive Income (Loss)
      The Company follows the requirements of FASB Statement No. 130, Reporting Comprehensive Income, for the reporting and presentation of comprehensive income (loss) and its components. FASB Statement No. 130 requires unrealized gains or losses on the Company’s available for sale securities, foreign currency translation adjustments and change in fair value of derivatives to be included in other comprehensive income (loss).

Advertising
      Advertising costs are expensed as incurred. Costs associated with direct response advertising programs may be prepaid and will be expensed once the printed materials are distributed to the public.

Revenue Recognition
      In accordance with Staff Accounting Bulletin 104, Revenue Recognition, the Company recognizes revenues when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectibility is probable.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Airport Services Business
      Revenue on fuel sales is recognized when the fuel has been delivered to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. Fuel sales are recorded net of volume discounts and rebates.
      Service revenues include certain fueling fees. The Company receives a fueling fee for fueling certain carriers with fuel owned by such carriers. In accordance with Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from these transactions is recorded based on the service fee earned and does not include the cost of the carriers’ fuel.
      Other FBO revenues consist principally of de-icing services, landing and fuel distribution fees as well as rental income for hangar and terminal use. Other FBO revenues are recognized as the services are rendered to the customer.
      The Company also enters into management contracts to operate regional airports or aviation-related facilities. Management fees are recognized pro rata over the service period based on negotiated contractual terms. All costs incurred to perform under contracts are reimbursed entirely by the customer and are generally invoiced with the related management fee. As the Company is acting as an agent in these contracts, the amount invoiced is recorded as revenue net of the reimbursable costs.

Airport Parking Business
      Parking lot revenue is recorded as services are performed, net of appropriate allowances and local taxes. For customer vehicles remaining at our facilities at year end, revenues for services performed are recorded in other current assets in the accompanying consolidated balance sheet based upon the value of unpaid parking revenues for customer vehicles.
      The Company offers various membership programs for which customers pay an annual membership fee. The Company accounts for membership fee revenue on a “deferral basis” whereby membership fee revenue is recognized ratably over the one-year life of the membership. In addition, the Company also sells prepaid parking vouchers which can be redeemed for future parking services. These sales of prepaid vouchers are recorded as “deferred revenue” and recognized as parking revenue when redeemed. Unearned membership revenue and prepaid vouchers are included in deferred revenue (other current liability) in the accompanying consolidated balance sheet.

District Energy Business
      Revenues from cooling capacity and consumption are recognized at the time of performance of service. Cash received from customers for services to be provided in the future are recorded as unearned revenue and recognized over the expected service period on a straight-line basis.

Income Taxes
      MIC Inc., which is the holding company of the wholly owned U.S. businesses, files a consolidated U.S. federal income tax return. As a consequence, all of its direct and indirect U.S. subsidiaries will pay no U.S. federal income taxes, and all tax obligations will be incurred by MIC Inc. based on the consolidated U.S. federal income tax position of the U.S. businesses after taking into account deductions for management fees and corporate overhead expenses allocated to MIC Inc.
      The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We do not expect that the U.S. holding companies of our interests in the toll road business, MCG or SEW will pay any U.S. federal income taxes, as each of these entities has elected to be disregarded as an entity separate from the Company for U.S. federal income tax purposes.

Reclassifications
      Certain reclassifications were made to the financial statements for the prior period to conform to current year presentation.

Recently Issued Accounting Standards
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 beginning January 1, 2006.
      In March 2005, the FASB issued Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143, or the Interpretation. FIN 47 clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation should be accounted for. In addition, the Interpretation clarifies the circumstances under which fair value of an asset retirement obligation is considered subject to reasonable estimation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted this statement during the year. The Company evaluated the impact of applying FIN 47 and concluded that there is no impact on the financial statements.
      In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company adopted this Statement as of April 1, 2005.
      In December 2004, the FASB issued Statement No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006.
      In December 2004, the FASB issued Statement No. 153, Exchanges of Non-Monetary Assets, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Earnings Per Share
      Following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

		Period from
	Year Ended	April 13, 2004
	December 31,	(inception) to
	2005	December 31, 2004

Weighted average number of shares of trust stock outstanding: basic	26,919,608	1,011,887
Dilutive effect of restricted stock unit grants	9,611	—

Weighted average number of shares of trust stock outstanding: diluted	26,929,219	1,011,887

      The effect of potentially dilutive shares for the year ended December 31, 2005 is calculated by assuming that the restricted stock unit grants issued to our independent directors on May 25, 2005, which vest in 2006, had been fully converted to shares on that date. The effect of potentially dilutive shares for the period from April 13, 2004 through December 31, 2004 is calculated by assuming that the restricted stock unit grants issued to our independent directors on December 21, 2004, which vested in 2005, had been fully converted to shares on that date. The stock grants provided to our independent directors on December 21, 2004 were anti-dilutive in 2004 due to the Company’s net loss for the period.

4.	Acquisition of Consolidated Businesses
      We used the proceeds from our initial public offering, or IPO, to acquire our initial consolidated businesses for cash from the Macquarie Group or from infrastructure investment vehicles managed by the Macquarie Group during the period ended December 31, 2004. Acquisitions during the year ended December 31, 2005 were funded by the remaining IPO proceeds and additional debt.
      The businesses described below have been accounted for under the purchase method of accounting. The initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

Acquisition of NACH
      On December 22, 2004, our wholly owned subsidiary, MIC Inc., acquired 100% of the ordinary shares in NACH for a total of $118.2 million (including transaction costs), plus $130 million of assumed senior debt from Macquarie Investment Holdings Inc., or MIHI, a wholly owned indirect subsidiary of Macquarie Bank Limited. Included in the purchase price was a fee paid to the Macquarie Group of approximately $7.4 million, representing capital charges. These charges are defined as the required return on equity by the Macquarie Group for the period from July 29, 2004 through the acquisition date.
      On July 29, 2004, NACH acquired 100% of the shares of Executive Air Support, Inc., or EAS, for approximately $223 million. Prior to December 22, 2004, NACH paid fees to the Macquarie Group of approximately $10.3 million for advisory and debt arranging services, and services in connection with hedging and equity underwriting facilities provided in connection with the acquisition of EAS. In addition, NACH paid interest and letter of credit fees of $1.6 million to the Macquarie Group in relation to a bridge loan facility utilized to fund a portion of the acquisition of EAS until permanent debt financing was established.
      The acquisition has been accounted for under the purchase method of accounting. The results of operations of NACH are included in the accompanying consolidated financial statements since Decem-

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ber 22, 2004. The acquisition of NACH resulted in the company assuming the existing income tax bases of the predecessor. In accordance with FASB Statement No. 141, Business Combinations, a deferred tax liability was recorded to reflect the increase in the financial accounting bases of the assets acquired over the carryover income tax basis.
      The initial allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$11,877
Property, equipment, land and leasehold improvements	44,987
Intangible assets:
Customer relationships	3,596
Airport contract rights	130,833
Trade name	6,801
Technology	460
Non-compete agreements	3,735
Goodwill	108,740
Other	9,025

Total assets acquired	320,054
Current liabilities	10,592
Long-term liabilities assumed	131,426
Deferred income taxes	59,826

Net assets acquired	$118,210

      The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The airport contract rights are being amortized on a straight-line basis over their useful lives ranging from 20 to 40 years. The weighted average amortization period of the contractual agreements is approximately 38.8 years. The Company expects that goodwill recorded will not be deductible for income tax purposes.
      The Company allocated $3.6 million of the purchase price to customer relationships in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. The Company will amortize the amount allocated to customer relationships over a five-year period.
      During 2005, the Company recorded adjustments to the initial purchase price allocation due to changes in preliminary estimates of the fair value of assets acquired and liabilities assumed. These adjustments consisted of a $174,000 increase in current liabilities and a $7.7 million decrease in deferred income taxes. The adjustments were recorded as a reduction to goodwill of $7.5 million.

Acquisition of MANA
      On December 22, 2004, MIC Inc. acquired 100% of the ordinary shares of MANA, the holding company for AvPorts, for $30.4 million (including transaction costs), from Macquarie Specialised Asset Management Limited, as Trustee for and on behalf of Macquarie Global Infrastructure Funds A and C, and Macquarie Specialised Asset Management 2 Limited, as Trustee for and on behalf of Macquarie Global Infrastructure Funds B and D, or GIF, an investment vehicle managed by the Macquarie Group. Long-term

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
bank debt of $36 million was also assumed in the transaction. In addition, MIC Inc. acquired the subordinated debt and accrued interest of MANA, at par from GIF, for $12.2 million. This amount was eliminated in the consolidated balance sheet at December 31, 2004, and replaced with a capital contribution during 2005.
      The MANA and the NACH acquisitions enabled the Company to enter the aviation services market as an established competitor with an existing customer base and corporate infrastructure. The acquisition has been accounted for under the purchase method of accounting. The results of operations of MANA are included in the accompanying consolidated financial statements since December 22, 2004. The acquisition of MANA resulted in the Company assuming the existing income tax basis of the predecessor. In accordance with FASB Statement No. 141, a deferred tax liability was recorded to reflect the increase in the financial accounting bases of the assets acquired over the carryover income tax basis.
      The initial allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$10,138
Property, equipment, land and leasehold improvements	20,412
Intangible assets:
Airport contract rights	49,654
Goodwill	10,200
Other	1,377

Total assets acquired	91,781
Current liabilities	16,450
Long-term liabilities assumed	36,871
Deferred income taxes	8,046

Net assets acquired	$30,414

      The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The airport contract rights are being amortized on a straight-line basis over their useful lives ranging from 10 to 40 years. The weighted average amortization period of the contractual agreements is approximately 30.9 years. The Company expects that goodwill recorded will not be deductible for income tax purposes.
      During 2005, the Company recorded adjustments to the initial purchase price allocation due to changes in preliminary estimates of the fair value of assets acquired and liabilities assumed. These adjustments consisted of a $47,000 decrease in current assets and a $535,000 decrease in deferred income taxes. The adjustments were recorded as a reduction to goodwill of $488,000.

Acquisition of MAPC
      On December 23, 2004, MIC Inc. acquired 100% of the ordinary shares of MAPC for $33.8 million. MAPC concurrently acquired 100% of the capital stock of Seacoast Holdings (PCAA), Inc. and 35.3% of the membership interests of PCAA Parent, LLC for a total purchase price of $30 million. The Company funded the acquisition of Seacoast Holdings (PCAA) Inc. and the membership interests of PCAA Parent LLC with a shareholder loan to MAPC. This loan eliminates upon consolidation. The total purchase price paid by the Company was $63.8 million. Included in the minority interest payment was consideration paid

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of approximately $1 million to Macquarie Securities (USA) Inc, or MSUSA, a wholly owned indirect subsidiary of Macquarie Bank Limited, to acquire 1.4% of PCAA Parent, LLC. The acquisition has been accounted for under the purchase method of accounting. The results of operations of MAPC are included in the accompanying consolidated financial statements since December 23, 2004. The acquisition of MAPC resulted in the Company assuming the existing income tax basis of the predecessor. In accordance with FASB Statement No. 141, a deferred tax liability was recorded to reflect the increase in the financial accounting bases of the assets acquired over the carryover income tax basis.
      The initial allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$4,351
Property, equipment, land and leasehold improvements	67,073
Intangible assets:
Customer relationships	6,404
Trade name	21,758
Leasehold rights	3,528
Non-compete agreements	2,331
Domain names	7,987
Goodwill	83,573
Other	7,528

Total assets acquired	204,533
Current liabilities	35,745
Long-term liabilities assumed	131,949
Minority interests	3,006

Net assets acquired	$33,833

      The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The Company expects that goodwill recorded will not be deductible for income tax purposes.
      The Company allocated $6.4 million of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over an eight-year period.
      During 2005, the Company recorded adjustments to the initial purchase price allocation due to changes in preliminary estimates of the fair value of assets acquired and liabilities assumed, consisting of a $404,000 decrease in property, equipment, land and leasehold improvements, a $2.9 million decrease in trade name intangible assets and a $249,000 decrease in leasehold rights intangible assets. The adjustments were recorded as an increase of goodwill of $3.6 million.

Acquisition of MDEH
      On December 22, 2004, MIC Inc. acquired 100% of the membership interests in MDEH for $67 million (including transaction costs) from MIHI. Included in the purchase price was a fee paid to the Macquarie Group of approximately $4.7 million, representing capital charges. These charges are defined as the

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
required return on equity by the Macquarie Group for the period from June 30, 2004 through the acquisition date.
      Prior to our acquisition, on June 30, 2004, Macquarie District Energy Inc., or MDE, a wholly owned subsidiary of MDEH, acquired 100% of the shares in Thermal Chicago Corporation, the holding company for the Thermal Chicago business, from Exelon Thermal Holdings, Inc., a subsidiary of Exelon Corporation, for $135 million plus working capital adjustments of $2.7 million, with no assumption of debt. In addition, on September 29, 2004, MDE acquired 100% of the shares in ETT Nevada, Inc., the owner of a 75% interest in Northwind Aladdin and all of Northwind Aladdin’s senior debt (which had an outstanding principal balance of $19.3 million as at June 30, 2004) from Exelon Thermal Holdings, Inc. for $26.1 million plus working capital adjustments of $2 million. MDE paid fees of approximately $6.6 million to the Macquarie Group for advisory and debt arranging services and equity underwriting facilities provided in connection with the acquisitions. MDE also paid interest and letter of credit fees of $887,000 to the Macquarie Group in relation to a bridge loan facility utilized to fund a portion of the acquisition of Thermal Chicago until permanent debt financing was established. On September 29, 2004, MDE borrowed $120 million through the issuance of senior secured notes in a private placement.
      Prior to MDE’s issuance of senior secured notes in a private placement, MDEH entered into an interest rate swap transaction with the Macquarie Group with a notional principal amount of $47.5 million to hedge against increases in long-term interest rates. This hedge was terminated in September 2004 upon issuance of the notes. Both the execution and termination of the swap occurred at market rates. Due to downward movements in market interest rates, MDEH was required to pay the Macquarie Group $2.2 million to terminate the swap.
      The acquisition has been accounted for under the purchase method of accounting. The results of operations of MDEH are included in the accompanying consolidated financial statements since December 22, 2004. The acquisition of MDEH resulted in the Company assuming the existing income tax basis of the predecessor. In accordance with FASB Statement No. 141, a deferred tax liability was recorded to reflect the increase in the financial accounting bases of the assets acquired over the carryover income tax basis.
      The initial allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$17,543
Property, equipment, land and leasehold improvements	151,750
Intangible assets:
Customer relationships	14,490
Leasehold rights	3,230
Goodwill	16,094
Other	52,966

Total assets acquired	256,073
Current liabilities	4,842
Long-term liabilities assumed	122,693
Deferred income taxes	56,029
Minority interest	5,493

Net assets acquired	$67,016

      The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The Company expects that goodwill recorded will not be deductible for income tax purposes.
      The Company allocated $14.5 million of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a weighted average 12.8-year period.
      During 2005, the Company recorded adjustments to the initial purchase price allocation due to changes in preliminary estimates of the fair value of assets acquired and liabilities assumed, consisting of a $694,000 increase in current assets, a $46,000 decrease in property, equipment, land and leasehold improvements, a $43,000 decrease in long-term liabilities and a $3.2 million increase in deferred income taxes. The adjustments were recorded as an increase of goodwill of $2.5 million.

Acquisition of GAH
      On January 14, 2005, NACH acquired all of the membership interests in GAH, which, through its subsidiaries, operates two FBOs in California, for $50.3 million (including transaction costs and working capital adjustments). This acquisition strengthened the Company’s presence in the airport services market. The acquisition was paid for in cash through additional long-term debt borrowings of $32 million under NACH’s then existing debt facility (prior to the refinancing discussed in Note 12), with the remainder funded by proceeds from the IPO.
      NACH paid fees to the Macquarie Group for advisory services of $1.1 million, debt arranging services of $160,000, equity and debt underwriting services of $913,000 provided in connection with the acquisition and reimbursed the Macquarie Group for nominal expenses. The advisory fees have been capitalized and are included as part of the purchase price of the acquisition. The debt arranging fees were deferred and amortized over the life of the relevant debt facility, and were expensed during 2005 due to the refinancing. The equity and debt underwriting fees have been expensed.
      The acquisition has been accounted for under the purchase method of accounting. The results of operations of GAH are included in the accompanying consolidated statement of operations since January 15, 2005.
      The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$1,820
Property, equipment, and leasehold improvements	12,680
Intangible assets:
Customer relationships	1,100
Airport contract rights	18,800
Non-compete agreements	1,100
Goodwill	15,686

Total assets acquired	51,186
Current liabilities	882

Net assets acquired	$50,304

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The airport contract rights are being amortized on a straight-line basis over their estimated useful lives ranging from 20 to 30 years. The Company expects that goodwill will be deductible for income tax purposes.
      The Company allocated $1.1 million of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a nine-year period.

Acquisition of EAR
      On August 12, 2005, Macquarie FBO Holdings LLC, a wholly owned subsidiary of MIC Inc., acquired all of the membership interests in EAR, a Nevada limited liability company doing business as Las Vegas Executive Air Terminal, for $59.8 million (including transaction costs and working capital adjustments). This acquisition strengthened the Company’s presence in the airport services market. The acquisition was paid for in cash, funded by proceeds from the IPO.
      Macquarie FBO Holdings LLC paid fees to the Macquarie Group for advisory services of $1 million, plus nominal expenses, in connection with the acquisition. The advisory fees have been capitalized and are included as part of the purchase price of the acquisition.
      The acquisition has been accounted for under the purchase method of accounting. The results of operations of EAR are included in the accompanying consolidated statement of operations since August 13, 2005.
      The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$2,264
Property, equipment, and leasehold improvements	17,259
Intangible assets:
Airport contract rights	38,286
Goodwill	3,905

Total assets acquired	61,714
Current liabilities	1,934

Net assets acquired	$59,780

      The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The airport contract rights are being amortized on a straight-line basis over an estimated useful life of 20 years.

Acquisition of SunPark and Other Parking Facilities
      On October 3, 2005, the Company, through a majority-owned subsidiary, completed the acquisition of real property and personal and intangible assets related to six off-airport parking facilities, collectively referred to as “SunPark”.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The total cash purchase price for SunPark was $66.9 million (including transaction costs and working capital adjustments).
      The acquisition has been accounted for under the purchase method of accounting. The results of operations of SunPark are included in the accompanying consolidated statement of operations since October 4, 2005.
      The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$93
Property, equipment, and leasehold improvements	18,859
Intangible assets:
Customer relationships	1,020
Trade name	500
Leasehold rights	1,750
Domain names	320
Goodwill	44,396

Total assets acquired	66,938
Current liabilities	60

Net assets acquired	$66,878

      The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business.
      Additionally, the Company acquired a combination of real property, personal property and intangible assets during 2005 at four parking facilities for a total purchase price of approximately $9.4 million, including transaction costs.
      The SunPark acquisition and the other parking facility transactions above were financed with $58.8 million of new, non-recourse debt and $2.3 million of assumed debt, with the remainder paid in cash.
      The minority shareholders did not contribute their full pro rata share of capital related to these transactions. As a result, the Company’s ownership interest in the off-airport parking business increased from 87.1% to 87.95%.
      The following unaudited pro forma information summarizes the results of operations for the year ended December 31, 2005 as if acquisitions of consolidated businesses had been completed as of January 1, 2005. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to interest expense, amortization, depreciation and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future. The pro forma information shown below only includes the acquisitions of EAR and SunPark. The pro forma impact of GAH, which was acquired on January 14, 2005, and the airport parking facility transactions have not been included as they are not significant to the consolidated pro forma results.
      Pro forma consolidated revenues and net income for the year ended December 31, 2005, if the acquisitions of EAR and SunPark had occurred on January 1, 2005, would have been $338.5 million and $16.7 million, respectively. Basic and diluted earnings per share would have been $0.62. We have not

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
disclosed pro forma results for the period ended December 31, 2004 since the results are not meaningful as we had only nine days of operations for our consolidated group.

5.	Equity Investment in Toll Road Business
      On December 22, 2004, our wholly owned subsidiary, Macquarie Yorkshire LLC, or MY LLC, acquired 100% of Macquarie Yorkshire Limited, or MYL, for $84.7 million (including transaction costs) from Macquarie European Infrastructure plc, an entity that is a member of the Macquarie Infrastructure Group. MYL owns 50% of Connect M1-A1 Holdings Ltd., or CHL, which, in turn, owns 100% of Connect M1-A1 Limited. Connect M1-A1 Limited is the holder of the Yorkshire Link concession, a highway of approximately 19 miles located south of Wetherby, England.
      The investment in CHL has been accounted for under the equity method of accounting. In addition to the equity investment in CHL, MYL recorded a loan from Connect M1-A1 Limited with an estimated fair value of $19.4 million at December 22, 2004, loans to Connect M1-A1 Limited with an estimated fair value of $21.8 million at December 22, 2004, cash of $300,000, and restricted cash of $1.9 million at December 22, 2004. These balances were recorded to the accompanying consolidated balance sheet in 2004. The loan from Connect M1-A1 Limited, loans to Connect M1-A1 Limited, cash and restricted cash balances at December 31, 2005 were $18.2 million, $19.9 million, $113,000 and $Nil, respectively.
      For the year ended December 31, 2005, MY LLC has recorded an equity gain in investee of $3.7 million (net of $3.8 million amortization expense), net interest income of $758,000 and other income of $429,000. In addition, during the year ended December 31, 2005, MY LLC recorded an unrealized loss in foreign currency translation of $7.4 million. This unrealized loss has been recorded as an adjustment to other comprehensive income (loss). Our equity investment balance was reduced by $5.5 million in cash distributions received during the year ended December 31, 2005.

6.	Investment in MCG
      On December 22, 2004, our wholly owned subsidiary, Communications Infrastructure LLC, or CI LLC, acquired 16,517,413 shares (representing approximately 4%) of the stapled securities issued by Macquarie Infrastructure Communications Group, or MCG, for an aggregate purchase price of $70 million, in an at-the-market transaction, from Macquarie Investments Australia Pty Limited, a member of the Macquarie Group.
      MCG is a public investment vehicle managed by an affiliate of the Macquarie Group. MCG’s sole investment at December 31, 2004 was its 100% ownership of Broadcast Australia Pty Limited, which operates approximately 600 transmission tower sites in Australia. In January 2005, MCG completed its purchase of a 54% interest in Arqiva, which operates approximately 3,000 transmission towers in the United Kingdom.
      CI LLC’s investment in MCG has been recorded as securities available for sale in the accompanying consolidated balance sheet. The fair value of the MCG investment was $68.9 million and $71.3 million at December 31, 2005 and December 31, 2004, respectively. During the year ended December 31, 2005, CI LLC recorded an unrealized loss in foreign currency translation of $4.5 million, offset in part by an unrealized gain in the investment of $2.1 million. This net loss has been recorded as an adjustment to other comprehensive income (loss) in 2005. During the period December 22, 2004 (our acquisition date) through December 31, 2004, CI LLC recorded an unrealized gain in foreign currency translation of $1.5 million, offset in part by an unrealized loss in the investment of $237,000. This net gain was recorded as an adjustment to other comprehensive income (loss) in 2004.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the year ended December 31, 2005 and the period December 22, 2004 (our acquisition date) through December 31, 2004, CI LLC recognized AUD $5.6 million (USD $4.2 million) and AUD $2.2 million (USD $1.7 million), respectively, in dividend income from its investment in MCG.

7.	Investment in SEW
      On December 22, 2004, our wholly owned subsidiary, South East Water LLC, or SEW LLC, subscribed for 17.5% of the ordinary shares and preferred equity certificates, or PECs, of Macquarie Luxembourg Water SarL, or Macquarie Luxembourg, for approximately $39.6 million from Macquarie Luxembourg. Macquarie Luxembourg used the proceeds of the subscription to acquire 9,712,500 shares in Macquarie Water (U.K.) Limited, or Macquarie Water. Macquarie Water is the indirect holding company for South East Water, or SEW.
      SEW is a regulated utility located in southeastern England that is the sole provider of water to approximately 600,000 households and industrial customers. This investment has been recorded as a noncurrent investment to the accompanying consolidated balance sheet and is accounted for under the cost method of accounting. During the year ended December 31, 2005, and the period December 22, 2004 (our acquisition date) through December 31, 2004, SEW LLC recorded an unrealized loss in foreign currency translation of $4.1 million and $215,000, respectively, on this investment which was recorded as an adjustment to other comprehensive income (loss).
      For the year ended December 31, 2005, SEW LLC recognized £4.6 million (USD $8.2 million) of dividend income from its investment in SEW. SEW LLC also recognized $390,000 in other income during the year ended December 31, 2005. No dividends were recognized by SEW LLC in 2004.

8.	Direct Financing Lease Transactions
      The Company has entered into energy service agreements containing provisions to lease equipment to customers. Under these agreements, title to the leased equipment will transfer to the customer at the end of the lease terms, which range from 5 to 25 years. The lease agreements are accounted for as direct financing leases. The components of the Company’s consolidated net investments in direct financing leases at December 31, 2005 and December 31, 2004 are as follows (in thousands):

	December 31,	December 31,
	2005	2004

Minimum lease payments receivable	$90,879	$98,039
Less: Unearned financing lease income	(44,851)	(50,333)

Net investment in direct financing leases	$46,028	$47,706
Equipment leases:
Current portion	$2,482	$2,311
Long-term portion	43,546	45,395

	$46,028	$47,706

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Unearned financing lease income is recognized over the terms of the leases. Minimum lease payments to be received by the Company total approximately $90.9 million as follows (in thousands):

2006	$6,933
2007	6,904
2008	6,887
2009	6,881
2010	6,874
Thereafter	56,400

Total	$90,879

9.	Property, Equipment, Land and Leasehold Improvements
      Property, equipment, land and leasehold improvements at December 31, 2005 and December 31, 2004 consist of the following (in thousands):

	December 31,	December 31,
	2005	2004

Land	$62,520	$47,017
Easements	5,624	5,624
Buildings	32,866	30,337
Leasehold and land improvements	108,726	61,187
Machinery and equipment	132,196	125,679
Furniture and fixtures	1,920	1,247
Construction in progress	3,486	12,178
Property held for future use	1,196	1,317
Other	764	528

	349,298	285,114
Less: Accumulated depreciation	(14,179)	(370)

Property, equipment, land and leasehold improvements, net	$335,119	$284,744

      During the year ended December 31, 2005, our operations at three FBO sites were impacted by Hurricane Katrina. The Company recognized losses in the value of property, equipment and leasehold improvements, but expects to recover these losses under existing insurance policies. The write-down in property, equipment and leasehold improvements, and the corresponding insurance receivable, were not significant.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Intangible Assets
      Intangible assets at December 31, 2005 and December 31, 2004 consist of the following (in thousands):

	Weighted Average		December 31,	December 31,
	Life (Years)		2005	2004

Contractual arrangements	32.0		$237,572	$180,491
Non-compete agreements	2.8		4,835	6,066
Customer relationships	9.8		26,640	24,490
Leasehold rights	13.3		8,259	6,758
Trade names	Indefinite	(1)	26,175	28,559
Domain names	Indefinite	(1)	8,307	7,987
Technology	5.0		460	460

			312,248	254,811
Less: Accumulated amortization			(12,761)	(281)

Intangible assets, net			$299,487	$254,530

(1)	Trade names of $500,000 and domain names of $320,000 are being amortized over a period of 1.5 years and 4 years, respectively.
      Aggregate amortization expense of intangible assets for the year ended December 31, 2005 totaled $14.8 million.
      The estimated amortization expense for intangible assets to be recognized for the years ending December 31 is as follows (in thousands): 2006 — $12,542; 2007 — $11,731; 2008 — $10,409; 2009 — $10,387; 2010 — $9,788; and thereafter  — $210,971.

11.	Accrued Expenses
      Accrued expenses at December 31, 2005 and December 31, 2004 consist of the following (in thousands):

	December 31,	December 31,
	2005	2004

Payroll and related liabilities	$3,794	$3,638
Interest	1,082	1,159
Insurance	1,909	1,171
Real estate taxes	2,484	2,215
Other	4,725	3,797

	$13,994	$11,980

12.	Long-term Debt
      The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. The Company currently has no indebtedness at the MIC LLC, Trust or MIC Inc. level.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005 and December 31, 2004, our consolidated long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2005	2004

MDE senior notes	$120,000	$120,000	(a)
NACH class A notes	—	23,500	(b)
NACH class B notes	—	105,000	(b)
MANA senior debt	—	36,000	(b)
Airport services debt	300,000	—	(b)
MAPC loan payable	125,448	126,000	(c)
MAPC loan payable	4,574	4,668	(c)
PCAA SP loan payable	58,740	—	(c)
Priority loan payable	2,232	—	(c)

	610,994	415,168
Less current portion	146	94

Long-term portion	$610,848	$415,074

      At December 31, 2005, future maturities of long-term debt are as follows (in thousands):

2006	$146
2007(1)	129,202
2008	64,902
2009	10,844
2010	304,800
Thereafter	101,100

$610,994

(1)	Includes $126 million of MAPC loan facility which is due to be repaid in October 2006. MAPC intends to exercise a one-year renewal option under the loan. The conditions which must be met in order for MAPC to exercise this renewal option are discussed below in paragraph (c).

(a) MDEH
      The acquisition of Thermal Chicago Corporation by MDE on June 30, 2004 was partially financed with a $75 million bridge loan facility provided by the Macquarie Group. On September 29, 2004, MDE borrowed $120 million under a series of senior secured notes, or MDE Senior Notes, with various financial institutions. The proceeds of the MDE Senior Notes were used to repay the previously outstanding bridge facility, finance the acquisition by MDE of Northwind Aladdin and pay certain transaction costs associated with these transactions.
      The MDE Senior Notes consist of two notes payable:

1) $100 million, with fixed interest at 6.82%.

2) $20 million, with fixed interest at 6.40%.
      The MDE Senior Notes are secured by all the assets of MDE and its subsidiaries, excluding the assets of Northwind Aladdin. MDE has further reserved $4.1 million to support its debt services, which is included in restricted cash in the accompanying consolidated balance sheet. The MDE Senior Notes are due in

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2023, with principal repayments of the MDE Senior Notes starting in the quarter ending December 31, 2007.
      In addition, MDE entered into a $20 million three-year revolving credit facility with a financial institution that may be used to fund capital expenditures, working capital or to provide letters of credit. As of December 31, 2005, MDE has issued three separate letters of credit totaling $7.2 million against this facility in the favor of the City of Chicago, and has drawn $850,000 for ongoing working capital.
      Debt arranging fees of $600,000 were paid to MSUSA, a related party, by MDE prior to our acquisition of MDEH, and are included in deferred financing costs on the accompanying consolidated balance sheet. These costs are amortized over the life of the long-term debt.

(b) Airport Services

NACH
      The acquisition of EAS by NACH on July 29, 2004 was partially financed with a $130 million bridge loan facility provided by the Macquarie Group. On October 21, 2004, NACH refinanced its bridge loan facility by borrowing $130 million under a new credit facility, or Term Facility, originally set to mature on October 21, 2011.
      The Term Facility originally consisted of two tranches:

1) Tranche A — $25 million at LIBOR plus 2.25%.

2) Tranche B — $105 million at LIBOR plus 3.00%.
      Principal repayments with respect to Tranche A were to commence in 2007. However, an early repayment of $1.5 million was made on December 31, 2004. Tranche B was payable at maturity. A syndicate of three banks, including Macquarie Bank Limited, granted the Term Facility. Under the terms of the Term Facility, 100% of available cash flows of NACH and its subsidiaries had to be applied to the repayment of the Term Facility during the last two years of the debt. The Term Facility was secured by all of the assets and stock of NACH and its subsidiaries and was non-recourse to the Company and its other subsidiaries. NACH also provided a six-month debt service reserve of $3.9 million as security. This reserve was included in restricted cash on our accompanying consolidated balance sheet at December 31, 2004.
      In addition to the Term Facility, NACH had entered into a $3 million, two-year revolving credit facility with a bank that could be used to fund working capital requirements or to provide letters of credit. This facility ranked equally with the Term Facility. Prior to the refinancing discussed below, $700,000 of this facility had been utilized to provide letters of credit pursuant to certain FBO leases.
      Macquarie Bank Limited provided $52 million of the original Term Facility, of which $600,000 was repaid early on December 31, 2004. Financing costs of $520,000 were paid by NACH in October 2004 to Macquarie Bank Limited. In addition, debt arranging fees of $650,000 were paid to MSUSA, a member of the Macquarie Group, prior to our acquisition of NACH. These financing costs and debt arranging fees are included in deferred financing costs on the accompanying consolidated balance sheet at December 31, 2004. The deferred financing costs were being amortized over the life of the long-term debt. Due to the refinancing in December 2005, the unamortized balance of these fees paid to related parties of $998,000 was expensed within interest expense in the accompanying consolidated statement of operations.
      On January 14, 2005, NACH borrowed an additional $32 million from its original Term Facility to partly fund its acquisition of GAH. Financing costs of $244,000 were paid by NACH in January 2005 to Macquarie Bank Limited in relation to these additional borrowings. Debt arranging fees of $160,000 were also paid in January 2005 to MSUSA. These costs were included in deferred financing costs prior to the refinancing, and were being amortized over the life of the long-term debt. Due to the refinancing in

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 2005, the unamortized balance of these fees paid to related parties of $352,000 was expensed within interest expense in the accompanying consolidated statement of operations.
      On June 30, 2005, Macquarie Bank Limited sold down $26 million of their loan to NACH to other banks and, as a result, Macquarie Bank Limited’s term loan to NACH (immediately prior to the refinancing) was $25.4 million.
      Interest paid by NACH on Macquarie Bank Limited’s portion of the term loan for the period January 1, 2005 through to December 13, 2005 (prior to the refinancing) was $2.2 million and has been included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

MANA
      The acquisition of MANA by the Company included the assumption of a $36 million senior debt facility that was issued to a European bank. The debt accrued interest at either the Eurodollar rate or at the Company’s option, the 30, 60 or 180-day LIBOR plus a margin of 1.875%, increasing to a margin of 2.25% in November 2005. Interest-only payments were to be made quarterly with the principal balance due in full in November 2007. Borrowings under the debt facility were secured by all assets as well as pledged stock of MANA and its subsidiaries. A debt service reserve of $1.3 million was included in restricted cash on our accompanying consolidated balance sheet at December 31, 2004. This debt was repaid on December 12, 2005 as part of the airport services refinancing.

Airport Services Refinancing
      On December 12, 2005, NACH entered into a loan agreement providing for $300 million of term loan borrowing and a $5 million revolving credit facility. On December 14, 2005, NACH drew down $300 million in term loans and repaid the existing NACH and MANA term loans of $198.6 million (including accrued interest and fees), increased the new debt service reserve by $3.4 million to $9.3 million and paid $6.4 million in fees in expenses. The remaining amount of the draw down was distributed to MIC Inc. NACH also utilized $2 million of the revolving credit facility to issue letters of credit.
      The obligations under the credit agreements are secured by the assets of NACH, as well as the equity interests of NACH and its subsidiaries. The term of the loan is 5 years, and the interest rate is LIBOR plus 1.75% for years 1 through 3 and LIBOR plus 2% for years 4 and 5.
      To hedge the interest commitments under the new term loan, NACH’s existing interest rate swaps were novated and, in addition, new swaps were entered into, fixing 100% of the term loan at the following average rates (not including interest margins of 1.75% and 2% as discussed above):

		Average
Start Date	End Date	Rate

December 14, 2005	September 28, 2007	4.27%
September 28, 2007	November 7, 2007	4.73%
November 7, 2007	October 21, 2009	4.85%
October 21, 2009	December 14, 2010	4.98%
      Macquarie Bank Limited is participating as a lender to NACH in the new loan and has provided $60 million of the term loan, for which it received underwriting fees of $600,000. This underwriting fee is included in deferred financing costs in the accompanying consolidated balance sheet at December 31, 2005, and is being amortized over the life of the long-term debt. Macquarie Bank Limited is also providing approximately one third of the interest rate swaps and made a payment to NACH of $35,000 for the period

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 14, 2005 through December 31, 2005, which has been included in interest expense in the accompanying consolidated statement of operations.
      MSUSA acted as financial advisor in connection with this transaction for which it received $2 million in advisory fees plus reimbursement for nominal expenses. These fees are included in deferred financing costs in the accompanying consolidated balance sheet at December 31, 2005, and are being amortized over the life of the long-term debt.
      Interest paid by NACH on Macquarie Bank Limited’s portion of the new term loan for the period December 14, 2005 through to December 31, 2005 was $162,000 and has been included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2005.

(c) MAPC
      On October 1, 2003, MAPC, through its controlled subsidiaries, or PCA Group, entered into a $126 million credit facility (the “Facility”) with GMAC Commercial Mortgage Corporation. The proceeds of the Facility were used to repay previously outstanding long-term debt and fund the Avistar acquisition. The Facility is secured by all the assets of the PCA Group. In addition, guarantees of $1 million have been made by two members of MAPC. The Facility matures on October 1, 2006, but may be extended at the option of the Company for up to two additional one-year periods. MAPC intends to exercise this renewal option. To extend the Facility, the following conditions must be fulfilled:

•	written notice to be provided to the lender not more than 90 days and not less than 30 days before maturity, of the intent to extend;

•	achievement and maintenance of a debt service coverage constant ratio of 1.10:1.00 and 1.15:1.00 prior to the commencement of the first and second extension periods, respectively;

•	interest rate to be applied of not less than 4.66% in the first extension period and 4.81% in the second extension period;

•	interest rate cap to be in place such that the minimum debt service coverage ratio of 1.30:1.00 is maintained; and

•	MAPC to reimburse lender for all out-of-pocket expenses.
      Management expects that the conditions for extension of the Facility are likely to be met.
      MAPC is required to maintain reserves in relation to the Facility equal to $5.7 million at December 31, 2005, which is included in restricted cash in the accompanying consolidated balance sheet. The Facility bears interest at the floating base rate (defined as the one-month LIBOR) plus 3.44% and is payable monthly in arrears. The margin steps up to 3.54% and 3.69% on October 1, 2006 and 2007, respectively, if the facility is extended.
      The company entered into an interest rate cap agreement which effectively caps the LIBOR portion on the Facility at 4.5% for any amounts borrowed under the Facility.
      In addition, MAPC entered into a separate $4.8 million credit facility (the “O’Hare Facility”) with GMAC Commercial Mortgage Corporation for the purchase of certain property in Chicago, Illinois. The O’Hare Facility is secured by all the assets of PCAA Chicago, LLC. The O’Hare Facility matures on January 1, 2009, bears interest at 5.3% and requires a monthly payment of principal and interest in the amount of $29,000.
      The Company’s off-airport parking business acquired a facility in Philadelphia on July 1, 2005 and assumed the pre-existing debt facility. The $2.2 million credit facility, or the Priority Facility, with GMAC

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Commercial Mortgage Corporation is secured by all the assets of RCL Properties, LLC. Maturing on May 1, 2009, the Priority Facility bears interest at 5.46% and requires a monthly payment of principal and interest in the amount of $14,000.
      The Company’s off-airport parking business established a non-recourse debt facility on October 3, 2005 under a credit agreement between GMAC Commercial Mortgage Corporation and a subsidiary within the Company’s off-airport parking business to fund the acquisition of SunPark and previously leased land in Maricopa (the “SunPark debt facility”). The SunPark debt facility provided funding in the form of a term loan with a three-year term and two additional one-year extensions at the borrower’s option subject to meeting certain covenants. Amounts outstanding under the facility bear interest at the rate of 2.75% over LIBOR per annum during the first three years, increasing by 0.20% per annum in connection with each one-year extension. The first tranche of $48.8 million was drawn to fund the SunPark acquisition on October 3, 2005. A second tranche of $2.8 million was drawn on October 26, 2005 to fund the acquisition of the previously leased property at the Maricopa facility. The final tranche of $7.2 million was drawn down in December 2005 subsequent to execution of a long term lease contract for the property at LaGuardia Airport. The $7.2 million was used to reduce the capital contribution required to fund the SunPark acquisition. The SunPark debt facility is secured by all of the real property and other assets of SunPark, the Maricopa facility and the LaGuardia facility.
      The Company entered into an interest rate cap agreement which effectively caps the LIBOR portion of the interest rate on the SunPark debt facility at 4.48% for any amounts borrowed under the facility.
      The credit facility contains various provisions customary for credit facilities of this size and type, including representations, warranties and covenants with respect to the business. In particular, the borrower is required to maintain a net worth of $20 million and liquidity of $1 million. In addition, the borrower is required to maintain various reserves totaling $522,000, which were fully funded at closing. The agreement provides for a cash lock-up in an event of default.
      MSUSA acted as financial advisor to the Company in connection with the SunPark acquisition and debt financing for which it received a fee of $1 million plus nominal expenses.

(d) MIC Inc. Revolving Credit Facility
      On November 11, 2005, MIC Inc. entered into a $250 million revolving credit facility with four financial institutions, including Macquarie Bank Limited. MIC Inc.’s obligations under the revolving facility are guaranteed by the Company and secured by a pledge of the equity of all current and future direct subsidiaries of MIC Inc. and the Company. No amounts have been borrowed under this facility to date. The terms and conditions for the revolving facility include events of default and representations and warranties that are generally customary for a facility of this type. In addition, the revolving facility includes an event of default should the Manager or another affiliate of Macquarie Bank Limited cease to act as manager. The Company intends to use the revolving facility to fund acquisitions, capital expenditures and, to a limited extent, working capital.
      The scheduled termination date of the revolving facility is March 31, 2008. The interest rate applicable on amounts drawn under the base rate revolving facility will be the base rate plus 0.25%, the base rate comprising the higher of the Citibank New York base rate as publicly announced or 0.5% plus the Federal Funds Rate, or FFR. The FFR is the weighted average of the rates on the overnight Federal funds transactions with members of the Federal Reserve System as published by the Federal Reserve Bank of New York. If no such rate is published for any business day, the rate for that day is determined by the average of the quotations for such day on such transactions received by the revolving facility administrative agent from three Federal funds brokers of recognized standing. The interest rate applicable on amounts drawn under the Eurodollar revolving facility will be LIBOR plus 1.25%.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Commitment fees of 0.25% of the undrawn portion of the facility are payable quarterly in arrears.
      MSUSA provided advisory services in relation to the establishment of the revolving facility and received fees of $625,000. Macquarie Bank Limited has provided $100 million of the revolving facility on the same terms as the non-affiliated participants, for which it received $250,000 in establishment fees. The advisory fees and establishment fees have been included in deferred financing costs in the accompanying consolidated balance sheet at December 31, 2005, and are being amortized over the life of the facility. Each of the remaining three financial institutions provided $50 million of the facility.

(e) MIC Inc. Term Loan Facility
      On November 21, 2005, MIC Inc. entered into two loan agreements dated as of November 17, 2005, each providing for $80 million of term loan borrowing, $160 million in aggregate, and a $20 million revolving credit facility. MIC Inc. intends to use the $160 million in term loans to partially fund the acquisition of The Gas Company, LLC, or TGC. The agreements contemplate borrowings of the term loans by HGC Holdings, LLC, or HGC, the parent company of TGC, of $60 million and by TGC of $60 million and any amounts under the revolver facility, concurrently with MIC Inc.’s acquisition of those entities. MIC Inc. intends to utilize the $20 million revolving credit facility to finance TGC’s working capital and to finance or refinance TGC’s capital expenditures for regulated assets.
      Upon borrowing, the term loans and revolver will be obligations of the operating subsidiaries containing the business of TGC and will be non-recourse to the Company and its other businesses. The obligations under the credit agreements will be secured by security interests in the assets of TGC, as well as the equity interests of TGC and HGC. The terms and conditions for the facilities includes events of default and representations and warranties that are generally customary for facilities of this type.
      The maturity of the $60 million HGC term loan is 7 years from the date of the first drawdown on that loan. The maturity of the $60 million TGC term loan and the $20 million revolver facility is 7 years from the date of the first drawdown on the TGC term loan. Interest will be payable on the HGC term loan at LIBOR plus 0.6% for years 1 through 5 and LIBOR plus 0.7% for years 6 through 7. Interest will be payable on the TGC term loan and amounts drawn under the revolver facility at LIBOR plus 0.4% for years 1 through 5 and LIBOR plus 0.5% for years 6 through 7.
      Commitment fees of 35% of the relevant interest margin (consisting of 0.6%, 0.7%, 0.4% and 0.5%, as discussed above) are payable on the undrawn term loan commitments under the facilities, commencing on the date of the first drawdown of the term loans and quarterly in arrears thereafter for the undrawn portion of the revolving facility.
      On August 18, 2005, MIC Inc. entered into two interest rate swaps with Macquarie Bank Limited and two interest rates swaps with another bank, to manage its future interest rate exposure on intended drawdowns under the MIC Inc. term loan facility for a notional value of $160 million. The effective date of the swaps is August 31, 2006 and no payments or receipts have arisen in relation to these swaps during the year ended December 31, 2005.
      All of the term debt described in paragraphs (a) to (e) above contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt.

13.	Derivative Instruments and Hedging Activities
      The Company has interest-rate related and foreign-exchange related derivative instruments to manage its interest rate exposure on its debt instruments, and to manage its exchange rate exposure on its future cash flows from its non-U.S. investments. In addition, the Company used foreign exchange option con-

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tracts to acquire its stake in MYL and its investment in SEW. The Company does not enter into derivative instruments for any purpose other than interest rate hedging or cash-flow hedging purposes. That is, the Company does not speculate using derivative instruments.
      By using derivative financial instruments to hedge exposures to changes in interest rates and foreign exchange rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.
      Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates or currency exchange rates. The market risk associated with interest rate is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

Anticipated future cash flows
      The Company entered into foreign exchange forward contracts for its anticipated cash flows in order to hedge the market risk associated with fluctuations in foreign exchange rates. The forward contracts limit the unfavorable effect that foreign exchange rate changes will have on cash flows. All of the Company’s forward contracts relating to anticipated future cash flows have been designated as cash flow hedges. The maximum term over which the Company is currently hedging exposures to the variability of foreign exchange rates is 24 months.
      Changes in the fair value of forward contracts designated as cash flow hedges that effectively offset the variability of cash flows associated with anticipated distributions are reported in other comprehensive income. These amounts subsequently are reclassified into other income or expense when the contract is expired or executed. During the year ended December 31, 2005, the Company recognized a comprehensive gain of $1.8 million, relating to foreign exchange forward contracts for anticipated cash flows. These amounts have not been recorded net of income taxes since the underlying income of the investments are not subject to tax. During the year ended December 31, 2005, the Company recorded approximately $979,000 in recognized gains on foreign exchange. This amount is included in the accompanying consolidated statement of operations.

Debt Obligations
      The Company has in place variable-rate debt. The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt for the portion of the debt that is swapped.
      Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. In accordance with FASB Statement No. 133, the Company concluded that all of its interest rate swaps qualify as cash flow hedges. The Company anticipates the hedges to be effective on an ongoing

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
basis. During the year ended December 31, 2005, the Company recognized comprehensive income, net of income taxes, of $1.1 million relating to the fair value of interest rate swaps of future interest debt payments. During 2005, the Company terminated certain swap contracts upon the refinancing of NACH debt and reclassified $2.5 million, net of taxes, from accumulated other comprehensive income to interest expense (reduction). The term over which the Company is currently hedging exposures relating to debt is through August 2013.

14.	Notes Payable and Capital Leases
      The Company has existing notes payable with various finance companies for the purchase of equipment. The notes are secured by the equipment and require monthly payments of principal and interest. The Company also leases certain equipment under capital leases. The following is a summary of the maturities of the notes payable and the future minimum lease payments under capital leases, together with the present value of the minimum lease payments, as of December 31, 2005 (in thousands):

	Notes	Capital
	Payable	Leases

2006	$891	$2,030
2007	278	1,457
2008	30	748
2009	30	296
2010	30	217
Thereafter	15	—

Total minimum payments	$1,274	$4,748
Less: Amounts representing interest	—	(511)

Present value of minimum payments	1,274	4,237
Less: Current portion	(891)	(1,756)

Long-term portion	$383	$2,481

      The net book value of equipment under capital lease at December 31, 2005 was $5.3 million.

15.	Stockholders’ Equity
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
      On December 15, 2004, our Board of Directors and stockholders adopted the Company’s independent director equity plan, which provides for automatic, non-discretionary awards of director stock units as an additional fee for the independent directors’ services on the Board. The purpose of this plan is to promote the long-term growth and financial success of the Company by attracting, motivating and retaining independent directors of outstanding ability. Only the Company’s independent directors may participate in the plan.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On the date of each annual meeting, each director will receive a grant of stock units equal to $150,000 divided by the fair market value of one share of trust stock as of the date of each annual meeting of the trust’s stockholders. The stock units vest, assuming continued service by the director, on the date immediately preceding the next annual meeting of the Company’s stockholders.
      Upon the completion of our offering on December 21, 2004, each independent director was granted 2,548 stock units, for a total of 7,644 stock units. These stock units, which equal $150,000 per director divided by the initial public offering price of $25.00 per share and on a pro rata basis relating to the period from the closing of the offering through the anticipated date of our first annual meeting of stockholders, vests on the day immediately preceding our annual meeting of the Company’s stockholders. The compensation expense related to this grant for 2004 (in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employers, as interpreted) did not have a significant effect on operations.
      On May 24, 2005, the 7,644 outstanding restricted stock units became fully vested and were issued as trust stock to the independent directors. On the same date, each independent director was granted 5,291 stock units, for a total of 15,873 stock units. These stock units, which equal $150,000 per director divided by the average price for the ten business days preceding vesting of the 7,644 stock, being $28.35 per share, vests on the day immediately preceding our 2006 annual meeting of the Company’s stockholders.

16.	Reportable Segments
      The Company’s operations are classified into three reportable business segments: airport services business, airport parking business, and district energy business. All of the business segments are managed separately. Prior to the September 2005 quarter, the airport services business consisted of two reportable segments, Atlantic and AvPorts. These businesses are currently being integrated and managed together. Therefore, they are now combined into a single reportable segment. Results for prior periods have been restated to reflect the new combined segment.
      The airport services business reportable segment principally derives income from fuel sales and from airport services. Airport services revenue includes fuel, de-icing, aircraft parking, airport management and other aviation services. All of the revenue of the airport services business is derived in the United States. The airport services business operated 18 FBOs and one heliport and managed six airports under management contracts as of December 31, 2005.
      The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of off-airport parking and ground transportation to and from the parking facilities and the airport terminals. At December 31, 2005, the airport parking business operated 31 off-airport parking facilities located in California, Arizona, Colorado, Texas, Georgia, Tennessee, Missouri, Pennsylvania, Connecticut, New York, New Jersey, Ohio, Oklahoma and Illinois.
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

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected information by reportable segment is presented in the following tables (in thousands):
      Revenue from external customers for the Company’s segments for the year ended December 31, 2005 are as follows:

	Airport	Airport	District
	Services	Parking	Energy	Total

Revenue from Product Sales
Fuel sales	$143,273	$—	$—	$143,273

	143,273	—	—	143,273
Service Revenue
Other services	58,213	—	2,855	61,068
Capacity revenue	—	—	16,524	16,524
Consumption revenue	—	—	18,719	18,719
Parking services	—	59,856	—	59,856

	58,213	59,856	38,098	156,167
Financing and Lease Income
Financing and equipment lease	—	—	5,303	5,303

	—	—	5,303	5,303
Total Revenue	$201,486	$59,856	$43,401	$304,743

      Financial data by reportable business segments are as follows (in thousands):

	For the Year Ended
	December 31, 2005			December 31, 2005

				Property, Equipment,
	Segment	Interest	Depreciation/	Land and Leasehold		Capital
	Profit(1)	Expense	Amortization(2)	Improvements	Total Assets	Expenditures

Airport services	$109,100	$14,484	$15,652	$92,906	$553,285	$4,038
Airport parking	14,780	10,350	6,199	94,859	288,846	1,679
District energy	14,223	8,543	7,062	147,354	245,405	1,026

Total	$138,103	$33,377	$28,913	$335,119	$1,087,536	$6,743

      The above table does not include financial data for our equity and cost investments.

(1) Segment profit includes revenues less cost of sales. For the airport parking and district energy businesses, depreciation of $2.4 million and $5.7 million, respectively, are included in cost of sales.

(2) Includes depreciation of property, plant and equipment and amortization of intangibles. Amounts also include depreciation charges for the airport parking and district energy businesses.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Reconciliation of total reportable segment assets to consolidated total assets at December 31, 2005 (in thousands):

Total reportable segments	$1,087,536
Equity and cost investments:
Equity investment in toll road business	69,358
Investment in SEW	35,295
Investment in MCG	68,882
Corporate — Macquarie Infrastructure Company LLC and Macquarie Infrastructure Company Inc.	359,403
Less: Consolidation entries	(257,176)

Total consolidated assets	$1,363,298

      Reconciliation of reportable segment profit to consolidated income before income taxes and minority interests for the year ended December 31, 2005 (in thousands):

Total reportable segments	$138,103
Selling, general and administrative	(82,636)
Fees to manager	(9,294)
Depreciation and amortization	(20,822)

25,351
Other expense, net	(13,567)

Total consolidated income before income taxes and minority interests	$11,784

      Revenue from external customers for the Company’s segments from date of acquisition to December 31, 2004 are as follows:

	Airport	Airport	District
	Services	Parking	Energy	Total

Revenue from Product Sales
Fuel sales	$1,681	$—	$—	$1,681

	1,681	—	—	1,681
Service Revenue
Other services	956	—	11	967
Capacity revenue	—	—	399	399
Consumption revenue	—	—	190	190
Parking service	—	1,701	—	1,701

	956	1,701	600	3,257
Financing and Lease Income
Financing and equipment lease	—	—	126	126

	—	—	126	126
Total Revenue	$2,637	$1,701	$726	$5,064

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial data by reportable business segments are as follows (in thousands):

	From the date of acquisition to
	December 31, 2004			December 31, 2004

				Property, Equipment,
	Segment	Interest	Depreciation/	Land and Leasehold	Total	Capital
	Profit(1)	Expense	Amortization(2)	Improvements	Assets	Expenditures

Airport services	$1,621	$254	$363	$66,042	$410,304	$818
Airport parking	697	206	55	67,018	205,185	—
District energy	201	207	38	151,684	254,013	74

Total	$2,519	$667	$456	$284,744	$869,502	$892

      The above table does not include financial data for our equity and cost investments.
      (1) Segment profit includes revenues less cost of sales. For the airport parking and district energy businesses, depreciation of $55,000 and $140,000, respectively, are included in cost of sales.
      (2) Includes depreciation of property, plant and equipment and amortization of intangibles. Amounts also include depreciation charges for the airport parking and district energy businesses.
      Reconciliation of total reportable segment assets to consolidated total assets at December 31, 2004 (in thousands):

Total reportable segments	$869,502
Equity and cost investments:
Equity investment in toll road business	103,076
Investment in SEW	39,369
Investment in MCG	73,006
Corporate — Macquarie Infrastructure Company LLC and Macquarie Infrastructure Company Inc.	372,006
Less: Consolidation entries	(248,472)

Total consolidated assets	$1,208,487

      Reconciliation of reportable segment profit to consolidated loss before income taxes and minority interests for the period April 13, 2004 to December 31, 2004 (in thousands):

Total reportable segments	$2,519
Selling, general and administrative	(7,953)
Fees to manager	(12,360)
Depreciation and amortization	(456)

(18,250)
Other income, net	678

Total consolidated loss before income taxes and minority interests	$(17,572)

17.	Related Party Transactions

Management Services Agreement with Macquarie Infrastructure Management (USA) Inc., or MIMUSA
      MIMUSA acquired 2,000,000 shares of company stock concurrently with the closing of the initial public offering in December 2004, with an aggregate purchase price of $50 million, at a purchase price per

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
share equal to the initial public offering price of $25. Pursuant to the terms of the Management Agreement (discussed below), MIMUSA may sell up to 30% of these shares at any time. At any time from and after December 21, 2005 (being the first anniversary of the IPO closing), MIMUSA may sell up to a further 35% of these shares and may sell the balance at any time from and after December 21, 2007 (being the third anniversary of the IPO closing).
      The Company entered into a management services agreement, or Management Agreement, with MIMUSA dated December 21, 2004 pursuant to which MIMUSA manages the Company’s day-to-day operations and oversees the management teams of the Company’s operating businesses. In addition, MIMUSA has seconded a Chief Executive Officer and a Chief Financial Officer to the Company and makes other personnel available as required.
      In accordance with the Management Agreement, MIMUSA is entitled to a quarterly base management fee based primarily on the Trust’s market capitalization and a performance fee, as defined, based on the performance of the trust stock relative to a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to the Company’s equity investments. For the year ended December 31, 2005, base management fees of $9.3 million were payable to MIMUSA. Of this amount, $2.5 million is included as due to manager in the accompanying consolidated balance sheet at December 31, 2005. There was no performance fee payable to MIMUSA for the year ended December 31, 2005. For the fiscal quarter ended December 31, 2004, a base management fee of $271,000 and a performance fee of $12.1 million were payable to MIMUSA. These amounts are included as due to manager in the accompanying consolidated balance sheet at December 31, 2004.
      On April 19, 2005, the Company issued 433,001 shares of trust stock to MIMUSA as consideration for the $12.1 million performance fee due for the fiscal quarter ended December 31, 2004.
      MIMUSA is not entitled to any other compensation and all costs incurred by MIMUSA including compensation of seconded staff, are paid out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, and acquisitions and dispositions and its compliance with applicable laws and regulations. During the year ended December 31, 2005, MIMUSA charged the Company $402,000 for reimbursement of out-of-pocket expenses.
      In addition, for services rendered in preparing the Trust and Company for the IPO, MIMUSA was paid a structuring fee in December 2004 of $8 million. This amount has been recorded as a reduction to trust stock to the accompanying consolidated balance sheet at December 31, 2004 and December 31, 2005. Furthermore, MIMUSA was reimbursed for certain direct pre-IPO costs totaling $4.3 million in December 2004. These amounts were recorded as expenses or capitalized and included as acquisition costs to our business acquisitions during the year ended December 31, 2004.

Advisory and Other Services from the Macquarie Group
      The Macquarie Group, through its wholly owned group company, MSUSA, has provided various advisory services and has incurred expenses in connection with the Company’s acquisitions and underlying debt associated with the businesses. In addition, during the year ended December 31, 2004, the Company incurred “capital charges” in relation to the businesses and investments acquired from the Macquarie Group or investment vehicles managed but not controlled by the Macquarie Group, defined as the required return on equity by the Macquarie Group in anticipation of the IPO offering. The advisory fees and the capital charges relating to the acquisitions have been capitalized and are included as part of the purchase price of the acquisitions. Further details on these amounts are contained in Note 4. The debt

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
arranging fees have been deferred and are amortized over the life of the relevant debt facilities. Further details on these amounts are contained in Note 12.
      The Company and its airport services and airport parking businesses pay fees for employee consulting services to the Detroit and Canada Tunnel Corporation, which is owned by an entity managed by the Macquarie Group. Fees paid for the year ended December 31, 2005 were $173,000.

Derivative Instruments and Hedging Activities
      The Company, through its limited liability subsidiaries, has entered into foreign-exchange related derivative instruments with Macquarie Bank Limited to manage its exchange rate exposure on its future cash flows from its non-U.S. investments.
      During the year ended December 31, 2005, SEW LLC paid £2.6 million to Macquarie Bank Limited and received $4.9 million which closed out two foreign currency forward contracts between the parties. As part of the settlement of these foreign currency forward contracts, Macquarie Bank Limited paid SEW LLC $192,000, which has been included in the accompanying consolidated statement of operations. As of December 31, 2005, SEW LLC has two other foreign currency forward contracts with Macquarie Bank Limited which are due to be settled in the year ending December 31, 2006.
      During the same period, MY LLC paid £5.5 million to Macquarie Bank Limited and received $10.4 million which closed out three foreign currency forward contracts between the parties. No additional payments or receipts arose from settlement of these foreign currency forward contracts. As of December 31, 2005, MY LLC has two other foreign currency forward contracts with Macquarie Bank Limited which are due to be settled in the year ending December 31, 2006.
      In August 2005, MIC Inc. entered into interest rate swaps with Macquarie Bank Limited. Further details are provided in Note 12.
      In December 2005, NACH entered into interest rate swaps with Macquarie Bank Limited. Further details are provided in Note 12.

Other Related Party Transactions
      a. Macquarie Bank Limited has extended a loan to a subsidiary within our group. Details on this loan, and the related fees paid to the Macquarie Group, are disclosed in Note 12.
      b. Macquarie Bank Limited has provided a portion of the commitment under the revolver facility to MIC Inc. Further details on the commitment, and the related fees paid to the Macquarie Group, are disclosed in Note 12.
      c. Macquarie Holdings (USA) Inc., or MHUSA, is an indirect wholly owned subsidiary of Macquarie Bank Limited. We paid $219,000 to MHUSA as reimbursement for out-of-pocket expenses in relation to NACH and MDEH, during the year ended December 31, 2004.
      d. MSUSA acted as one of the underwriters for our IPO in 2004 and was paid a fee of $3.2 million from the lead underwriter.

18.	Income Taxes
      Macquarie Infrastructure Company Trust is classified as a grantor trust for U.S. federal income tax purposes and, therefore, is not subject to income taxes. Accordingly, the Trust stockholders should include their pro rata portion of the Trust’s income or loss in their respective federal and state income tax returns. In addition, Macquarie Infrastructure Company LLC will be treated as a partnership for U.S. federal income tax purposes and is not subject to income taxes.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      MIC Inc. and its wholly owned subsidiaries are subject to federal and state income taxes.
      Components of MIC Inc.’s income tax expense (benefit) are as follows (in thousands):

		April 13, 2004
	Year Ended	(Inception) to
	December 31, 2005	December 31, 2004

Current taxes:
Federal	$—	$—
State	2,080	15

Total current taxes	2,080	15
Deferred tax benefit:
Federal	(463)	(4,268)
State	(862)	(32)
Valuation allowance	(4,370)	4,285

Total tax expense (benefit)	$(3,615)	$—

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and December 31, 2004 are presented below (in thousands):

	December 31, 2005	December 31, 2004

Deferred tax assets:
Net operating loss carryforwards	$15,115	$10,056
Capital loss carryforwards	4,885	4,885
Lease transaction costs	2,131	—
Amortization of intangible assets	4,398	3,909
Deferred revenue	515	920
Accrued compensation	717	638
Accrued expenses	1,225	1,080
FAS 143 retirement obligations	1,135	1,131
Other	1,569	2,114

Total gross deferred tax assets	31,690	24,733
Less: Valuation allowance	(5,451)	(11,310)

Net deferred tax assets after valuation allowance	26,239	13,423
Deferred tax liabilities:
Intangible assets	(70,259)	(74,115)
Property and equipment	(59,133)	(58,416)
Partnership basis differences	(6,373)	—
Prepaid expenses	(693)	(1,312)
Other	(1,474)	(1,557)

Total deferred tax liabilities	(137,932)	(135,400)

Net deferred tax liability	(111,693)	(121,977)
Less: current deferred tax asset	2,101	1,452

Noncurrent deferred tax liability	$(113,794)	$(123,429)

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2005, MIC Inc. had net operating loss carryforwards for federal income tax purposes of approximately $37 million which is available to offset future taxable income, if any, through 2025. Approximately $9 million of these net operating losses will be limited, on an annual basis, due to the change of control of the respective subsidiaries in which such losses were incurred.
      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Due to statutory limitations on the utilization of certain deferred tax assets, the Company has applied a valuation reserve on a portion of the deferred tax assets.
      The Company has approximately $112 million in net deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment. For financial accounting purposes, we recorded the acquisitions of our consolidated businesses under the purchase method of accounting and accordingly recognized a significant increase to the value of the intangible assets and to property and equipment. For tax purposes, we assumed the existing tax basis of the acquired businesses. To reflect the increase in the financial accounting basis of the assets acquired over the carryover income tax basis, a deferred tax liability was recorded. The liability will reduce in future periods as these temporary differences reverse.
      A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal tax rate to the reported net income (loss) is as follows (in thousands):

		April 13, 2004
	Year Ended	(Inception) to
	December 31, 2005	December 31, 2004

Tax expense (benefit) at U.S. statutory rate	$4,124	$(6,150)
Effect of permanent differences	168	4
State income taxes, net of federal benefit	1,125	(11)
Tax effect of flow-through entities, other	(4,662)	1,872
Change in valuation allowance	(4,370)	4,285

Total	$(3,615)	$—

19.	Leases
      The Company leases land, buildings, office space and certain office equipment under noncancellable operating lease agreements that expire through April 2031.
      Future minimum rental commitments at December 31, 2005 are as follows (in thousands):

2006	$20,467
2007	20,567
2008	20,475
2009	20,294
2010	19,487
Thereafter	293,928

$395,218

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Rent expense under all operating leases for the year ended December 31, 2005 and the period ended December 31, 2004 was $22.5 million and $417,000, respectively.

20.	Employee Benefit Plans
      The subsidiaries of MIC Inc. maintain defined contribution plans allowing eligible employees to contribute a percentage of their annual compensation up to an annual amount as set by the Internal Revenue Service. The employer contribution to these plans ranges from 0% to 6% of eligible compensation. For the year ended December 31, 2005 and the period December 23 through December 31, 2004, contributions were approximately $156,000 and $4,000, respectively.
      The NACH subsidiary also sponsors a retiree medical and life insurance plan available to certain employees for Atlantic Aviation. Currently, the plan is funded as required to pay benefits, and at December 31, 2005, the plan had no assets. The Company accounts for postretirement healthcare and life insurance benefits in accordance with FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement requires the accrual of the cost of providing postretirement benefits during the active service period of the employee. The accumulated benefit obligation at December 31, 2005, using an assumed discount rate of 5.5%, was approximately $607,000. There have been no changes in plan provisions during 2005. Estimated contributions by Atlantic Aviation in 2006 should approximate $136,000.

21.	Legal Proceedings and Contingencies
      The subsidiaries of MIC Inc. are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions, and does not believe the outcome of any pending legal proceedings will be material to the company’s financial position or results of operations.

Airport Services Business
      On or about May 15, 2002, the families of two pilots killed in a plane crash in 2000 filed complaints in the Supreme Court of New York against a number of parties including Executive Air Support Inc., or EAS, a subsidiary within our airport services business, and a formerly owned subsidiary, Million Air Interlink, Inc., or Million Air Interlink, asserting claims for punitive damages, wrongful death and pain and suffering and seeking $100 million in punitive damages, $100 million for wrongful death and $5 million for pain and suffering. The plaintiffs’ claim arose out of the facts surrounding a plane crash allegedly caused by one of the aircraft’s engines losing power, which caused the plane to crash, killing all on board. The engine lost power as a result of fuel starvation. The plaintiffs alleged this was caused by insufficient fuel or design fault. The plane had last been refueled prior to the accident at the Farmingdale FBO operated by Flightways of Long Island, Inc., or Flightways, on the day of the accident.
      EAS and Million Air Interlink moved to dismiss the complaints for lack of jurisdiction because Flightways, rather than EAS or Million Air Interlink, was the entity that operated the Farmingdale FBO, and that employed the person who refueled the plane in question. The court denied the motion, permitting discovery to go forward on the jurisdictional issues, and with leave for the defendants to refile the motion if discovery warranted doing so.
      Flightways was subsequently added as a defendant. USAIG, the insurer of Flightways under the primary insurance policy, assumed the defense on behalf of the three Atlantic defendants. On June 23, 2005, the defendants entered into a settlement agreement with the plaintiffs under which the three Atlantic defendants are liable for $325,000 of the total settlement amount, all of which is expected to be covered by insurance. The settlement is pending surrogate court approval.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 28, 2005, Rohan Foster and Margaret Foster filed a complaint in the Supreme Court of New Jersey, Passaic County, naming several defendants, including various parties within our airport services business, based on injuries they allegedly suffered when a Challenger CL-600 aircraft failed to ascend during take off from the Teterboro Airport and ran off of the runway, the airport grounds, onto and across a public highway. The complaint alleges, among other things, negligence in the maintenance and control of the aircraft and maintenance, operation, management and control of the airport, and seeks an unspecified amount of compensatory and special damages. The plaintiffs have agreed to voluntarily dismiss the claim without prejudice against the AvPorts defendant. We are seeking a similar dismissal for the Atlantic defendants. On April 14, 2005, James and Catherine Dinnall filed a complaint in the Superior Court of New Jersey, Essex County, naming several defendants, including various parties within our airport services business, based on injuries allegedly suffered in the same incident at the Teterboro Airport. The complaint alleged, among other things, negligence in the inspection, service and maintenance of the aircraft and in permitting an allegedly unfit aircraft to be used on the runway, seeking an unspecified amount of compensatory and punitive damages and costs of suit. The claim against the AvPorts defendant has been dismissed without prejudice and we are seeking a similar dismissal for the Atlantic defendants.

Toll Road Business
      Neither MYL, CHL nor Connect M1-A1 Limited is currently a party to any material legal proceedings.
      On March 20, 2004, a fatal road accident occurred on Yorkshire Link. The accident is currently the focus of an ongoing investigation by local police authorities. As part of their investigation, the police have interviewed several employees and, pursuant to a search warrant, have collected certain documentation from Connect M1-A1 Limited’s offices. Connect M1-A1 Limited has fully cooperated with the police investigation and, to date, has received no further information with respect to the outcome of the police investigation. Connect M1-A1 Limited has conducted an internal investigation and believes that its maintenance of the section of Yorkshire Link where the accident occurred was in compliance with its obligations under the concession. The seller to us of our interest in Yorkshire Link has indemnified us for our proportional share of any loss of revenue, penalties awarded by a court in potential civil or criminal proceedings or imposed by the Transport Secretary under the concession and legal expenses and other costs associated with any claim arising from this accident up to a maximum of £2.75 million.

District Energy Business
      MDEH has been in discussions with the City of Chicago of their intent to exercise its early buyout option with respect to Plant 6, which supplies heating and cooling services to a facility in Illinois. MDEH would receive approximately $11 million from the buyout all of which would be used to pay down debt. MDEH may be obliged to continue operating the facility on behalf of the City of Chicago. MDEH is reviewing its obligations under the early buyout option to determine what impact the buyout would have on its ongoing operations.
      Laws and regulations relating to environmental matters may affect the operations of the Company. The Company believes that its policies and procedures with regard to environmental matters are adequate to prevent unreasonable risk of environmental damage and related financial liability. Some risk of environmental and other damage is, however, inherent in particular operations of the Company. The Company maintains adequate levels of insurance coverage with respect to environmental matters. As of December 31, 2005, management does not believe that environmental matters will have a significant effect on the Company’s operations.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Gas Company
      On August 17, 2005, the Company, through a wholly-owned subsidiary, entered into a joinder agreement with k1 Ventures Limited, K-1 HGC Investment, L.L.C. (together with k1 Ventures, the “K1 Parties”), and MIHI, and a related assignment agreement with MIHI. Under these agreements, the Company’s wholly owned subsidiary assumed all of MIHI’s rights and obligations as a Buyer under a purchase agreement between MIHI and the K1 Parties for no additional consideration other than providing MIHI with an indemnification for the liabilities, cost and expenses it has incurred as “Buyer” under the purchase agreement. The purchase agreement provides for the acquisition by the Buyer of, at the option of k1 Ventures, either 100% of the interests in HGC Investment or 100% of the membership interests of HGC Holdings, L.L.C.
      HGC Investment owns a 99.9% non-managing membership interest in HGC Holdings, a Hawaii limited liability company, and has the right to acquire the remaining membership interest in HGC Holdings. HGC Holdings is the sole member of The Gas Company, L.L.C., a Hawaii limited liability company which owns and operates the sole regulated gas distribution business in Hawaii, as well as a propane sales and distribution business in Hawaii.
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
      Due to the regulatory and other approvals required to complete the transaction, the Company does not expect to be able to close the transaction prior to late in the second quarter or early in the third quarter of 2006.
      MSUSA is acting as financial advisor to the Company on the transaction, including in connection with the debt financing arrangements. MIHI and MSUSA are both subsidiaries of Macquarie Bank Limited, the parent company of the Company’s Manager.

22.	Dividends
      On May 14, 2005, our Board of Directors declared a dividend of $0.50 per share for the quarter ended March 31, 2005 and an additional dividend of $0.0877 per share for the period ended December 31, 2004. The dividend payments were made on June 7, 2005 to holders of record on June 2, 2005. On August 8, 2005, our Board of Directors declared a dividend of $0.50 per share for the quarter ended June 30, 2005. The dividend payment was made on September 9, 2005 to holders of record on September 6, 2005. On November 7, 2005, our Board of Directors declared a dividend of $0.50 per share for the quarter ended September 30, 2005. The dividend payment was made on December 9, 2005 to holders of record on December 6, 2005.

23.	Subsequent Events
      On March 14, 2006, our Board of Directors declared a dividend of $0.50 per share for the quarter ended December 31, 2005, payable on April 10, 2006 to holders of record on April 5, 2006.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Quarterly Data (Unaudited)
      The data shown below includes all adjustments which the Company considers necessary for a fair presentation of such amounts. The 2005 column consists of the operations of the Company for the year ended December 31, 2005. Although the Company’s inception was April 13, 2004, the operations from this date through December 31, 2004 have been presented in the December 31 category for 2004. The Company acquired its initial businesses and investments on December 22 and 23, 2004 and since the Company had no significant operations prior to this, presentation by quarter for 2004 would not be meaningful.

	Operating		Operating Income
	Revenues		(Loss)		Net (Loss) Income

	2005	2004	2005	2004	2005	2004

	($ in thousands)
Quarter ended:
March 31	$65,735	$—	$5,867	$—	$(83)	$—
June 30	72,519	—	7,485	—	5,636	—
September 30	79,935	—	6,451	—	1,306	—
December 31	86,554	5,064	5,548	(18,250)	8,337	(17,588)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
North America Capital Holding Company:
      We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows of North America Capital Holding Company (the Company), (Successor to Executive Air Support, Inc., or EAS), a Delaware corporation, and subsidiaries for the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004, and for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of North America Capital Holding Company and subsidiaries for the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004, and for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Dallas, Texas
March 22, 2005

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Consolidated Statements of Operations

	North America
	Capital Holding
	Company	Executive Air Support, Inc.

	July 30,	January 1,
	2004 to	2004 to	Year Ended
	December 22,	July 29,	December 31,
	2004	2004	2003

	($ in thousands)
Fuel revenue	$29,465	$41,146	$57,129
Service revenue	9,839	14,616	20,720

Total revenue	39,304	55,762	77,849
Cost of revenue — fuel	16,599	21,068	27,003
Cost of revenue — service	849	1,428	1,961

Gross profit	21,856	33,266	48,885
Selling, general, and administrative expenses	13,942	22,378	29,159
Depreciation	1,287	1,377	2,126
Amortization	2,329	849	1,395

Operating profit	4,298	8,662	16,205
Other income (expense):
Other expense	(39)	(5,135)	(1,219)
Finance fees	(6,650)	—	—
Interest expense	(2,907)	(4,655)	(4,820)
Interest income	28	17	71

(Loss) income from continuing operations before income taxes	(5,270)	(1,111)	10,237
Income taxes	286	(597)	4,192

(Loss) income from continuing operations	(5,556)	(514)	6,045

Discontinued operations:
Net income from operations of discontinued operations (net of applicable tax provision (benefit) of $80, ($194) and $81, respectively)	116	159	121
Loss on disposal of discontinued operations (net of applicable income tax provision (benefit) of $Nil, $Nil, and ($289), respectively)	—	—	(435)

Net income (loss) from discontinued operations	116	159	(314)

Net (loss) income	$(5,440)	$(355)	$5,731

Net (loss) income applicable to common stockholders:
Net (loss) income	$(5,440)	(355)	5,731
Less preferred stock dividends	—	3,102	5,360

Net (loss) income applicable to common stockholders	$(5,440)	$(3,457)	$371

See accompanying notes to consolidated financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

					Accumulated
					Other	Total
			Paid in	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Deficit	Income (Loss)	Equity (Deficit)

	($ in thousands)
Executive Air Support, Inc.
Balance, December 31, 2002	1,895,684	19	195	(9,518)	(927)	(10,231)
Net income	—	—	—	5,731	—	5,731
Interest rate swap agreement net of tax provision of $162	—	—	—	—	242	242

Comprehensive income						5,973

Balance, December 31, 2003	1,895,684	19	195	(3,787)	(685)	(4,258)
Net loss, period January 1, 2004, through July 29, 2004	—	—	—	(355)	—	(355)
Interest rate swap agreement, net of tax provision of $189	—	—	—	—	283	283
Reclassification adjustment for realized loss on interest rate swap included in net loss, net of tax benefit of $268	—	—	—	—	402	402

Comprehensive income						330

Tax benefit from exercise of stock options	—	—	1,781	—	—	1,781
Elimination of stockholders’ equity (deficit) balances upon acquisition of Executive Air Support, Inc. by North America Capital Holding Company	(1,895,684)	(19)	(1,976)	4,142	—	2,147

Adjusted balance, July 29, 2004	—	$—	$—	$—	$—	$—

North America Capital Holding Company
Issuance of common stock	544,273	$5	$108,830	$—	$—	$108,835
Net loss, period July 30, 2004 through December 22, 2004	—	—	—	(5,440)	—	(5,440)
Interest rate swap agreement, net of tax provision of $28	—	—	—	—	41	41
Comprehensive loss						(5,399)

Balance, December 22, 2004	544,273	$5	$108,830	$(5,440)	$41	$103,436

See accompanying notes to consolidated financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Consolidated Statements of Cash Flows

	North America
	Capital Holding
	Company	Executive Air Support, Inc.

	July 30,	January 1,
	2004 to	2004 to	Year Ended
	December 22,	July 29,	December 31,
	2004	2004	2003

	($ in thousands)
Cash flows from operating activities:
Net (loss) income	$(5,440)	(355)	5,731
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Fair value adjustment for outstanding warrant liability	—	5,280	1,219
Depreciation and amortization	3,616	2,226	3,521
Noncash interest expense and other	(240)	2,760	1,032
Deferred income taxes	(954)	(953)	568
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(304)	(127)	(822)
Inventories	(447)	3	(122)
Prepaid expenses and other	(659)	1,049	1,146
Liabilities from discontinued operations	(177)	(131)	—
Accounts payable	1,575	572	2,382
Accrued payroll, payroll related, environmental, interest, & other	1,007	191	(4,685)
Customer deposits and deferred hangar rent	20	24	1
Receivable from related party	301	(734)	—
Income taxes	1,125	(2,048)	(160)

Net cash (used in) provided by operating activities	(577)	7,757	9,811

Cash flows from investing activities:
Purchase of Executive Air Support, net of cash acquired	(218,544)	—	—
Funds received on July 29, 2004 for option and warrant payments made on July 30, 2004	(6,015)	6,015	—
Purchase of General Aviation, net of cash acquired	—	—	(3,341)
Proceeds from sale of Flight Services and Interlink	—	—	2,000
Capital expenditures	(3,198)	(3,049)	(3,245)
Collections on note receivable from sale of division	47	45	22
Other	(435)	—	(84)

Net cash (used in) provided by investing activities	(228,145)	3,011	(4,648)

Cash flows from financing activities:
Proceeds from issuance of common stock	108,835	—	—
Proceeds from issuance of redeemable preferred stock	1,023	—	—
Proceeds from debt	130,000	—	—
Deferred financing costs	(4,014)	—	—
Restricted cash	(3,856)	—	—
Repayment of short-term note	—	(2,354)	—
Payments on capital lease obligations	(145)	(325)	(220)
Borrowings under revolving credit agreement	—	—	1,000
Payments under revolving credit agreement	—	(1,000)	—
Repayment on subordinated debt	—	(17,850)	—
Repayments of borrowings under bank term loans	—	(17,753)	(6,736)
Purchase of common stock warrants	—	(7,525)	—
Termination of interest rate swap	—	(670)	—
Deemed capital contribution from parent company for debt and warrant payments	—	41,736	—

Net cash provided by (used in) financing activities	231,843	(5,741)	(5,956)

Net change in cash and cash equivalents	3,121	5,027	(793)

Cash and cash equivalents at beginning of period	—	2,438	3,231
Cash and cash equivalents at end of period	$3,121	7,465	2,438
Non-cash investing and financing transactions:
Note receivable from sale of subsidiary	$—	$—	$500
Issuance of note payable in connection with acquisition	—	—	2,400
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,447	$2,550	$4,234
Income taxes	134	2,601	3,740
See accompanying notes to consolidated financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Notes to Consolidated Financial Statements
December 22, 2004 and December 31, 2003

(1)	Basis of Presentation
      The consolidated financial statements of North America Capital Holding Company, or the Company or NACH, for the period from January 1, 2004 to July 29, 2004 and for the year ended December 31, 2003 represent the results of operations of Executive Air Support, Inc., or EAS, as the predecessor company. The consolidated financial statements for the period from July 30, 2004 through December 22, 2004 reflect the acquisition of EAS and subsequent acquisition of the Company by Macquarie Infrastructure Company Inc., or MIC, as described in Note 4. The acquisition has been accounted for using the purchase method of accounting as prescribed in SFAS No. 141, Business Combinations, or SFAS No. 141. In accordance with SFAS No. 141, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined principally by independent third-party appraisals and supported by internal studies. See Note 4 for details of the purchase price allocation.

(2)	The Company and Corporate Restructuring
      The Company, a Delaware corporation, was formed on June 2, 2004 for the purpose of acquiring the aircraft service and support operations of EAS, a Delaware corporation, and subsidiaries. Effective with the closing of the acquisition of EAS on July 29, 2004, the Company and its subsidiaries are engaged primarily in the aircraft service and support business. The Company currently operates ten fixed base operation, or FBO, sites at airports throughout the United States and its activities consist of fueling, hangar leasing, and related services. Prior to July 30, 2004, the Company itself had no significant operations.
      Upon the closing of the July 29, 2004 transaction, the Company succeeded EAS, and the historical financial information contained herein reflects EAS’ status as the predecessor.
      On October 12, 2004, MIC, a wholly owned indirect subsidiary of Macquarie Infrastructure Company Trust, entered into a second amended and restated stock purchase agreement with Macquarie Investment Holdings Inc., a wholly owned indirect subsidiary of Macquarie Bank Limited, to acquire 100% of the ordinary shares in NACH. The closing date for the acquisition was December 22, 2004 and resulted in a purchase price of $118.2 million. Senior debt of $130 million, with recourse only to the Company and its subsidiaries, that the Company incurred to partially finance the acquisition of EAS remained in place after the acquisition of the Company.
      Pursuant to a stock purchase agreement, entered into by Macquarie Investment Holdings Inc. on April 28, 2004, and subsequently assigned to the Company, the Company acquired 100% of the shares of EAS for $223.1 million, which includes capital expenditure and working capital adjustments of $4.6 million, estimated acquisition costs of $2 million, and $500,000 of assumed debt. Cash acquired at acquisition was $7.5 million. Additional costs of acquisition totaling $3 million were capitalized subsequent to the acquisition date. The Company incurred fees and other expenses of approximately $10.3 million paid to the Macquarie Group in connection with the completion of the acquisition and debt arranging services on the bridge debt put in place to fund the acquisition. Of these fees, $3 million was capitalized to the cost of the investment in EAS (in December 2004), $650,000 was deferred as financing costs and will be amortized over the life of the debt facility and $6.7 million was included as an expense in the Company’s statement of operations.
      The stock purchase agreement relating to EAS includes an indemnity from the selling shareholders for breaches of representations and warranties that is limited to $20 million, except for breaches of representations and warranties regarding title, capitalization, taxes and any claims based on fraud, willful misconduct

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Notes to Consolidated Financial Statements — (Continued)
December 22, 2004 and December 31, 2003
or intentional misrepresentation, for which the maximum amount payable in respect thereof is an amount equal to the purchase price.

(3)	Summary of Significant Accounting Policies

(a) Basis of Consolidation
      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions are eliminated in consolidation.

(b) Revenue Recognition
      In accordance with Staff Accounting Bulletin 104, Revenue Recognition, the Company recognizes fuel and service revenue when: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectibility is reasonably assured. In addition, all sales incentives received by customers on fuel purchases under the Company’s Atlantic Awards program are recognized as a reduction of revenue during the period incurred.
      Service revenues include certain fueling fees. The Company receives a fueling fee for fueling certain carriers with fuel owned by such carriers. In accordance with Emerging Issues Task Force, or EITF, Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, revenue from these transactions is recorded based on the service fee earned and does not include the cost of the carriers’ fuel.

(c) Accounting Estimates
      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses. Actual results could differ from these estimates.

(d) Cash and Cash Equivalents
      Cash and cash equivalents includes cash and highly liquid investments with original maturity dates of 90 days or less.

(e) Depreciation of Property and Equipment
      Depreciation of machinery and equipment is computed on the straight-line method over the estimated service lives of the respective property, which vary from 5 to 10 years. The cost of leasehold improvements is amortized, on a straight-line basis, over the shorter of the estimated service life of the improvement or the respective term of the lease, generally 20 years. Expenditures for renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged to expense as incurred.

(f) Accounting for Stock-Based Employee Compensation Arrangements
      The Company applies the intrinsic value-based method of accounting for stock-based employee compensation arrangements. No stock option-based employee compensation costs are reflected in the Company’s net income (loss), as all options granted had an exercise price greater than the market value of the Company’s underlying common stock at the date of grant. Had the Company elected to recognize compensation cost based on the fair value of the stock options at the date of grant under SFAS No. 123, such compensation expense would have been insignificant. These options were exercised and redeemed upon acquisition of EAS by the Company on July 29, 2004.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Notes to Consolidated Financial Statements — (Continued)
December 22, 2004 and December 31, 2003

(g) Derivative Financial Instruments
      The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at the beginning of its fiscal year 2001. The standard requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s changes in fair value will be immediately recognized in earnings.

(h) New Accounting Pronouncements
      In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses the consolidation by business enterprises of variable interest entities. This provision had no impact on the consolidated financial statements.
      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This provision had no impact on the Company’s consolidated financial statements.
      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This provision had no impact on the Company’s consolidated financial statements.
      In December 2003, FASB issued SFAS No. 132 (revised), Employers’ Disclosures about Pensions and Other Postretirement Benefits. Statement No. 132 (revised) prescribes employers’ disclosures about pension plans and other post-retirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original Statement No. 132. It also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. See note 8 for revised requirements applicable to the Company for the period from January 1, 2004 through December 22, 2004 and year ended December 31, 2003.
      In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. For nonpublic companies, this Statement will require measurement of the cost of employee services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. This Statement will be effective for the Company as of July 1, 2005.
      In December 2004, the FASB issued Statement No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Notes to Consolidated Financial Statements — (Continued)
December 22, 2004 and December 31, 2003
capacity of the production facilities. This Statement will be effective for the Company for inventory costs incurred on or after January 1, 2006.
      In December 2004, the FASB issued Statement No. 153, Exchanges of Non-Monetary Assets, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.

(i) Reclassifications
      Certain amounts reported in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

(4)	Business Combination
      On July 29, 2004, the Company acquired the capital stock of EAS for $223.1 million. The acquisition of EAS enabled the Company to enter the aviation services market as an established competitor with an existing customer base and corporate infrastructure. The acquisition has been accounted for under the purchase method of accounting. As a result of the business combination, the Company succeeded EAS, and the historical financial information presented reflects the results of operations and cash flows of EAS as the predecessor company. The basis for the allocation of the purchase price is described in Note 1.
      The acquisition of EAS resulted in the Company assuming the existing income tax bases of the predecessor. In accordance with SFAS No. 141, a deferred tax liability was recorded to reflect the increase in the financial accounting bases of the assets acquired over the carryover income tax bases.
      The allocation of the purchase price on July 29, 2004, including transaction costs, was as follows (in thousands):

Net working capital	$1,988
Airport contract rights	132,120
Plant and equipment	42,700
Customer relationships	3,900
Tradename	6,800
Technology (intangible asset)	500
Noncompete agreements	4,310
Other	404
Goodwill	93,205

Total assets acquired	285,927
Long-term liabilities assumed	(1,757)
Deferred income taxes	(61,051)

Net assets acquired	$223,119

      The net working capital acquired consisted of cash, accounts receivable, inventories, prepaid expenses, accounts payable, and other current assets and liabilities.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Notes to Consolidated Financial Statements — (Continued)
December 22, 2004 and December 31, 2003
      The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The airport contract rights are being amortized on a straight-line basis over their useful lives ranging from 20 to 40 years. The weighted average amortization period of the contractual agreements is approximately 34 years. The Company expects that goodwill recorded will not be deductible for income tax purposes.
      The Company allocated $3.9 million of the purchase price, respectively, to customer relationships in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. The Company will amortize the amount allocated to customer relationships over a five-year period.

(5)	Income Taxes
      The income tax provision (benefit) consisted of the following for the period from January 1, 2004 through July 29, 2004, the period from July 30, 2004 through December 22, 2004 (including stub periods), and fiscal December 31, 2003 (in thousands):

	North America
	Capital Holding
	Company
		Executive Air Support, Inc.
	July 30,
	2004 to	January 1,	Year Ended
	December 22,	2004 to	December 31,
	2004	July 29, 2004	2003

Continuing operations:
Federal — current	$966	$(10)	$2,596
Federal — deferred	(672)	(281)	586
State — current	274	366	1,028
State — deferred	(282)	(672)	(18)

	286	(597)	4,192
Discontinued operations	80	(194)	(208)

Total provision (benefit) for income taxes	$366	$(791)	$3,984

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Notes to Consolidated Financial Statements — (Continued)
December 22, 2004 and December 31, 2003
      The difference between the actual provision (benefit) for income taxes from continuing operations and the “expected” provision for income taxes computed by applying the U.S. federal corporate tax rate to income from continuing operations before taxes is attributable to the following (in thousands):

	North America
	Capital Holding
	Company	Executive Air Support, Inc.

	July 30,	January 1,
	2004 to	2004 to	Year Ended
	December 22,	July 29,	December 31,
	2004	2004	2003

Provision (benefit) for federal income taxes at statutory rate	$(1,844)	$(378)	$3,480
State income taxes, net of federal tax benefit	(6)	(675)	614
Nondeductible transaction costs	1,805	87	—
Nondeductible warrant liability	—	1,795	—
Resolution of tax contingency	—	(915)	—
Other	331	(511)	98

Provision (benefit) for income taxes for continuing operations	$286	$(597)	$4,192

(6)	Employee Benefit Plans
      The Company’s union employees located at Philadelphia International and Teterboro Airports are covered by the International Association of Machinists National Pension Fund. Contributions payable to the Plan for the period January 1, 2004 through December 22, 2004 and fiscal 2003 were approximately $239,000 and $205,000, respectively.
      The Company also sponsors a retiree medical and life insurance plan available to certain employees for Atlantic Aviation. Currently, the Plan is funded as required to pay benefits, and at December 22, 2004 and December 31, 2003, the Plan had no assets. The Company accounts for postretirement healthcare and life insurance benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement requires the accrual of the cost of providing postretirement benefits during the active service period of the employee. The accumulated benefit obligation at December 22, 2004 and December 31, 2003, using an assumed discount rate of 5.75% and 6%, was approximately $0.7 million and $0.8 million, respectively, and the net periodic postretirement benefit costs during 2004 and 2003 were approximately $82,000 and $102,000, using an assumed discount rate of 6% and 6.75%, respectively. The post retirement benefit cost was determined using January 1, 2004 and 2003 data. There have been no changes in plan provisions during 2004 or 2003. For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 and assumed to decrease gradually to 5% by 2013 and remain at that level thereafter. A one-percentage-point increase (decrease) in the assumed healthcare cost trend rate would have increased (reduced) the postretirement benefit obligation by approximately $17,000 and ($16,000), respectively. Estimated contributions by the Company in 2005 are approximately $155,000.
      The Company has a Savings and Investment Plan (the Plan) that qualifies under Section 401(k) of the Internal Revenue Code. Substantially, all full-time, nonunion employees and, pursuant to union contracts, many union employees are eligible to participate by electing to contribute 1% to 6% of gross pay to the Plan. Under the Plan, the Company is required to make contributions equal to 50% of employee contribu-

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Notes to Consolidated Financial Statements — (Continued)
December 22, 2004 and December 31, 2003
tions, up to a maximum of 6% of eligible employee compensation. Employees may elect to contribute to the Plan an additional 1% to 9% of gross pay that is not subject to match by the Company. Company matching contributions totaled approximately $74,000, $52,000 and $120,000 during the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and fiscal 2003, respectively. The Company may make discretionary contributions to the Plan; however, there were no discretionary contributions made during the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and fiscal 2003.

(7)	Commitments and Contingencies

(a) Operating Leases
      The Company leases hangar and other facilities at several airport locations under operating leases expiring between 2005 and 2020, which are generally renewable, at the Company’s option, for substantial periods at increased rentals. These leases generally restrict their assignability and the use of the premises to activities associated with general aviation. The leases provide for supplemental rentals based on certain sales and other circumstances.
      At December 22, 2004, the Company was obligated under the lease agreements to construct certain facilities. The total remaining cost of these projects is estimated to be $0.3 million.
      Rent expense charged to operations for the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and fiscal 2003 was approximately $3.5 million, $2.5 million and $5.2 million, respectively.
      The Company has entered into employment agreements with certain executives. The terms of the agreements provide for compensation levels and termination provisions.

(b) Environmental Matters
      Laws and regulations relating to environmental matters may affect the operations of the Company. The Company believes that its policies and procedures with regard to environmental matters are adequate to prevent unreasonable risk of environmental damage and related financial liability. Some risk of environmental and other damage is, however, inherent in particular operations of the Company. The Company maintains adequate levels of insurance coverage with respect to environmental matters. As of December 22, 2004 and December 31, 2003, management does not believe that environmental matters will have a significant effect on the Company’s operations.

(c) Legal Proceedings
      The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company’s business, financial condition, or results of operations.
(8)     Related-Party Transactions
      On July 29, 2004, the Company drew down $130 million on a Combined Bridge Acquisition and Letter of Credit Facility Agreement with Macquarie Bank Limited, an affiliated company (the Bridge Facility). The Bridge Facility was repaid concurrently with the long-term notes being issued on October 21, 2004. The Company incurred interest expense of $1.6 million and fees of $1.3 million on this Bridge Facility, which are included as expenses in the Company’s results of operations.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Notes to Consolidated Financial Statements — (Continued)
December 22, 2004 and December 31, 2003
      The Company paid fees to Macquarie Securities (USA) Inc., or MSUSA, a wholly owned subsidiary within the Macquarie Bank Group of companies, of $3 million for advisory services provided in connection with the acquisition of EAS. The Company also reimbursed MSUSA $1.4 million and another Macquarie Group company, Macquarie Holdings (USA) Inc. $0.2 million, for direct acquisition costs. These fees and expenses have been capitalized and included as part of the purchase price of the EAS acquisition. The Company also paid fees to MSUSA of $0.7 million for debt arranging services in relation to the long-term debt issued in October 2004. These fees have been deferred and are amortized over the life of the debt facility. Fees paid to MSUSA of $3.8 million and $0.7 million for equity underwriting facilities and bridge debt facilities, respectively, which have now matured or ceased have been included as expenses in the Company’s results of operations.
      Macquarie Bank Limited loaned $52 million of the long-term debt of the Company on October 21, 2004. The Company paid Macquarie Bank Limited an upfront lending fee of $520,000 which has been deferred and amortized over the life of the debt facility. Interest expense on this related party portion of the long-term debt was $434,000 for the period October 21, 2004 to December 22, 2004.
      EAS issued 699,500 warrants during fiscal 2000 to a shareholder. The warrants had an exercise price of $3.62 per share and were exercisable upon the earlier of August 31, 2010 or the sale of EAS. These warrants were purchased and subsequently cancelled by the Company for $1.56 million upon the acquisition of EAS by the Company.
      On December 21, 2000, EAS issued 1,104,354 warrants to a shareholder (the Warrant Holder) in conjunction with the issuance of subordinated debt. The warrants had an exercise price of $0.01 per share and were exercisable at any time through December 21, 2010. Beginning in the first quarter of 2007, EAS could buy the warrants from the Warrant Holder at the then fair value of the warrants, as defined. Beginning in the first quarter of 2006, the Warrant Holder could sell the warrants to EAS at the then fair value of the warrants, as defined. Due to the warrant holder’s ability to sell the warrants to EAS for cash, EAS recorded the fair value of the warrants as a liability in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The warrants were reflected at fair value and subsequent changes in fair value were reflected in EAS’s operating results. EAS recorded an increase in the fair value of the warrants of approximately $5.2 million in other expense on the accompanying consolidated statement of operations for the period from January 1, 2004 through July 29, 2004. The warrants were purchased and canceled by the Company for $7.5 million upon the acquisition of EAS by the Company on July 29, 2004.
(9)     Stock Options
      In 2000, EAS adopted a stock option plan whereby EAS would grant incentive stock options or nonqualified stock options to employees to purchase EAS common stock, hereinafter referred to as the “Plan”. The incentive stock options or nonqualified options were to be granted at no less than the fair market value of the shares at the date of grant. Under the Plan, stock options would expire ten years after issuance and generally would vest ratably over five years. The stock options were fully vested and were

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
Notes to Consolidated Financial Statements — (Continued)
December 22, 2004 and December 31, 2003
sold by the option holders upon the acquisition of EAS by the Company on July 29, 2004. Activity under the Plan for the period ended December 22, 2004 and fiscal 2003 is as follows:

Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, December 31, 2003	1,398,848	$3.62
Granted at fair value	—	—
Forfeited	—	—
Exercised	1,398,848	3.62

Outstanding, July 29, 2004	—	—
Granted at fair value	—	—
Forfeited	—	—
Exercised	—	—

Outstanding, December 22, 2004	—	$—

      Options exercisable at December 31, 2003 was 823,229, with a weighted average exercise price of $3.62. The weighted average remaining contractual life of the options outstanding at December 31, 2003 was 6.7 years.

(10)	Sale of Interlink
      In December of 2001, EAS committed to a plan to sell its MillionAir Interlink subsidiary. In April 2002, EAS sold the subsidiary to a third party for $1.25 million in cash and a $500,000 note receivable. The loss on disposal of $265,000 was reflected in discontinued operations during fiscal 2003. EAS had no income from operations during the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and fiscal 2003.
(11)     Sale of Flight Services
      During 2002, EAS committed to a plan to sell its Flight Services division. On February 28, 2003 EAS entered into an agreement to sell the division. Based on estimated net proceeds from the sale of $1 million, EAS recorded a loss on disposal of approximately $11.5 million, which included an impairment of goodwill and intangible assets of approximately $11.2 million. The income from operations of $275,000, $Nil and $121,000 for the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and fiscal 2003, respectively, and the loss on disposal of $170,000 in fiscal 2003, have been reflected as discontinued operations in the accompanying consolidated statements of operations. Flight Services revenues for the periods January 1, 2004 through July 29, 2004, July 30, 2004 through December 22, 2004 and fiscal 2003 were approximately $Nil, $Nil and $2 million, respectively.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance at
	Beginning of	Costs and			End
	Period	Expenses	Other	Deductions	of Period

	(In thousands)
Allowance for Doubtful Accounts
For the Period April 13, 2004 (inception) to December 31, 2004:	$—	$26	$1,333	$—	$1,359

For the Year Ended December 31, 2005:	$1,359	$4	$—	$(524)	$839

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      We have previously reported changes in accountants in our Registration Statement on Form S-1 (Registration No. 333-116244) and in our current report on Form 8-K filed on December 27, 2004. There were no disagreements, reportable events or other similar transactions or events associated with such changes.

Item 9A.	Controls and Procedures

(a) Management’s evaluation of disclosure controls and procedures
      Under the direction and with the participation of our chief executive officer and chief financial officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13(a)-15(e) of the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Management’s report on internal control over financial reporting
      Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2005. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
      Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      All internal control systems, no matter how well designed, have inherent limitations. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. As permitted under the guidance of the SEC released October 16, 2004, in Question 3 of its “Frequently Asked Questions” regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the scope of management’s evaluation excluded assets acquired through the purchase of Eagle Aviation Resources, Ltd. (EAR), acquisition date August 12, 2005, and the assets of SunPark, acquisition date October 3, 2005.
      Accordingly, management’s assertion of the Company’s internal control over financial reporting does not include internal control over financial reporting of the EAR assets and the SunPark assets.
      The EAR assets represent 4.6% of the Company’s total assets at December 31, 2005 and generated 4.1% of the Company’s total revenues during the year ended December 31, 2005. The SunPark assets represent 5.5% of the Company’s total assets at December 31, 2005 and generated 1% of the Company’s total revenue during the year ended December 31, 2005.
      As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
      KPMG LLP, an independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on management’s assessment of our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Macquarie Infrastructure Company Trust.:
      We have audited management’s assessment, included in Item 9A.(b) titled Management’s report on internal control over financial reporting, that Macquarie Infrastructure Company Trust maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Company Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Macquarie Infrastructure Company Trust, through wholly owned subsidiaries, acquired Eagle Aviation Resources, Ltd. (EAR), the assets of which the Company acquired on August 12, 2005, and through a majority-owned subsidiary, acquired certain assets and assumed certain liabilities related to six off-airport parking facilities, collectively referred to as SunPark on October 3, 2005. Management excluded from its assessment of the effectiveness of Macquarie Infrastructure Company Trust’s internal control over financial reporting as of December 31, 2005, both EAR’s and SunPark’s internal control over financial reporting. The EAR assets represent 4.6% of the Company’s total assets at December 31, 2005, and generated 4.1% of the Company’s total revenues during the year ended December 31, 2005. The SunPark assets represent 5.5% of the Company’s total assets at December 31, 2005 and generated 1% of the Company’s total revenues during the year ended December 31, 2005. Our audit of internal control over financial reporting of

Macquarie Infrastructure Company Trust also excluded an evaluation of the internal control over financial reporting of both EAR and SunPark.
      In our opinion, management’s assessment that Macquarie Infrastructure Company Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Macquarie Infrastructure Company Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Company Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows and the related financial statement schedule for the year ended December 31, 2005 and the period from April 13, 2004 (inception) to December 31, 2004, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

(d) Changes in Internal Controls.
      No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was identified in connection with the evaluation described in (b) above during the fiscal quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information
      None.

Part III

Item 10.	Directors and Executive Officers of the Registrants
      The company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2005. The information required by this item is incorporated herein by reference to the proxy statement.

Item 11.	Executive Compensation
      The information required by this item is incorporated herein by reference to the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated herein by reference to the proxy statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated herein by reference to the proxy statement.

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated herein by reference to the proxy statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules
Financial Statements and Schedules
      The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.
Exhibits
      The exhibits listed on the accompanying exhibit index are filed as a part of this report.

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 14, 2006.

MACQUARIE INFRASTRUCTURE COMPANY
TRUST (REGISTRANT)

By:	/s/ Peter Stokes

Peter Stokes
Regular Trustee

MACQUARIE INFRASTRUCTURE COMPANY LLC (REGISTRANT)

By:	/s/ Peter Stokes

Peter Stokes
Chief Executive Officer

Power of Attorney
      We, the undersigned directors and executive officers of Macquarie Infrastructure Company LLC, hereby severally constitute Peter Stokes and David Mitchell, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Company LLC and in the capacities indicated on the 14th day of March, 2006.

Signature	Title

/s/ Peter Stokes Peter Stokes	Chief Executive Officer (Principal Executive Officer)

/s/ David Mitchell David Mitchell	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ John Roberts John Roberts	Chairman of the Board of Directors

/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director

/s/ George W. Carmany III George W. Carmany III	Director

/s/ William H. Webb William H. Webb	Director

Exhibit Index

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated as of June 7, 2004, as amended as of August 9, 2004 and November 25, 2004 relating to the acquisition of Macquarie Americas Parking Corporation (incorporated by reference to Exhibit 2.1 of Amendment No. 4 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 4”))
2.2	Second Amended and Restated Stock Purchase Agreement dated as of October 12, 2004 as amended as of November 24, 2004 relating to the acquisition of North America Capital Holding Company (incorporated by reference to Exhibit 2.2 of Amendment No. 4)
2.3	Share Purchase Agreement dated June 7, 2004 and related Side Letters dated October 14, 2004 and November 1, 2004 relating to the acquisition of Macquarie Yorkshire Limited (incorporated by reference to Exhibit 2.3 of Amendment No. 4)
2.4	Amended and Restated Limited Liability Company Purchase Agreement dated October 12, 2004 relating to the acquisition of Macquarie District Energy Holdings LLC (incorporated by reference to Exhibit 2.4 of Amendment No. 3 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 3”))
2.5	Contribution and Subscription Agreement dated as of June 7, 2004, related Side Letter dated October 15, 2004 and Novation Agreement dated November 15, 2004 relating to the investment in the ordinary shares and preferred equity certificates of Macquarie Luxembourg Water S.a.r.L. (incorporated by reference to Exhibit 2.5 of Amendment No. 4)
2.6	Stapled Security Purchase Agreement dated as of June 7, 2004, as amended as of November 18, 2004, and related assignment agreements relating to the investment in stapled securities of Macquarie Communications Infrastructure Group (incorporated by reference to Exhibit 2.6 of Amendment No. 4)
2.7	Unit Purchase Agreement dated as of August 17, 2004 relating to the acquisition of units of PCAA Parent LLC from the PCA Group (as defined therein) (incorporated by reference to Exhibit 2.7 of Amendment No. 2 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”))
2.8	Stock Purchase Agreement, dated as of October 8, 2004 relating to the acquisition of 100% of the common stock of Seacoast Holdings (PCAAH), Inc. (incorporated by reference to Exhibit 2.8 of Amendment No. 2)
2.9	Unit Purchase Agreement dated as of October 8, 2004 relating to the acquisition of units of PCAA Parent LLC from Macquarie Securities (USA), Inc. (incorporated by reference to Exhibit 2.9 of Amendment No. 2)
2.10	Stock Purchase Agreement, dated as of October 8, 2004 as amended as of November 25, 2004 relating to the acquisition of Macquarie Airports North America Inc. (incorporated by reference to Exhibit 2.10 of Amendment No. 4)
2.11	Membership Interest Purchase Agreement dated May 26, 2005 between Gene H. Yamagata and Macquarie FBO Holdings LLC, relating to the acquisition of Las Vegas Executive Air Terminal (incorporated by reference to the Registrants’ Current Report on Form 8-K filed with the SEC on May 31, 2005)
2.12	Purchase Agreement dated August 2, 2005, as amended August 17, 2005, among k1 Ventures Limited, K-1 HGC Investment, L.L.C. and Macquarie Investment Holdings Inc, and related joinder agreement and assignment agreement (incorporated by reference to Exhibits 2.1, 2.2 and 2.3 to the Registrants’ Current Report on Form 8-K filed with the SEC on August 19, 2005)
2.13	Second Amendment to Purchase Agreement dated October 21, 2005 among k1 Ventures Limited, K-1 HGC Investment, L.L.C. and Macquarie Gas Holdings LLC (incorporated by reference to Exhibit 2.2 of the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “September Quarterly Report”))
2.14	Joinder Agreement dated September 16, 2005 between Macquarie Infrastructure Company Inc., k1 Ventures Limited, K-1 HGC Investment, L.L.C. and Macquarie Gas Holdings LLC (incorporated by reference to Exhibit 2.3 of the Registrants’ September Quarterly Report)

Exhibit
Number		Description

2.15		Assignment Agreement dated September 16, 2005 between Macquarie Infrastructure Company Inc. and Macquarie Gas Holdings LLC (incorporated by reference to Exhibit 2.4 of the Registrants’ September Quarterly Report)
3.1		Second Amended and Restated Trust Agreement dated as of September 1, 2005 of Macquarie Infrastructure Company Trust (incorporated by reference to Exhibit 3.1 of the Registrants’ Current Report on Form 8-K, filed with the SEC on September 7, 2005 (the “September Current Report”))
3.2		Second Amended and Restated Operating Agreement dated as of September 1, 2005 of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.2 of the September Current Report)
3.3		Amended and Restated Certificate of Trust of Macquarie Infrastructure Assets Trust (incorporated by reference to Exhibit 3.7 of Amendment No. 2)
3.4		Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2)
4.1		Specimen certificate evidencing share of trust stock of Macquarie Infrastructure Company Trust (incorporated by reference to Exhibit 4.1 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”))
4.2		Specimen certificate evidencing LLC interest of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.2 of the 2004 Annual Report)
10.1		Management Services Agreement among Macquarie Infrastructure Company LLC, certain of its subsidiaries named therein and Macquarie Infrastructure Management (USA) Inc. dated as of December 21, 2004 (incorporated by reference to the Current Report)
10.2		Registration Rights Agreement among Macquarie Infrastructure Company Trust, Macquarie Infrastructure Company LLC and Macquarie Infrastructure Management (USA) Inc. dated as of December 21, 2004 (incorporated by reference to the Registrants’ Current Report on Form 8-K filed with the SEC on December 27, 2004)
10.3		Terms and Conditions of Class A Preferred Equity Certificates (incorporated by reference to Exhibit 10.3 of Amendment No. 2)
10.4		Terms and Conditions of Class B Preferred Equity Certificates (incorporated by reference to Exhibit 10.4 of Amendment No. 2)
10	.5†	Shareholders’ Agreement dated April 30, 2004 relating to the Registrants’ interest in Macquarie Luxembourg Water S.a.r.L. (incorporated by reference to Exhibit 10.5 of Amendment No. 3)
10	.6†	Deed of Adherence to the Shareholders’ Agreement relating to the Registrants’ interest in Macquarie Luxembourg Water S.a.r.L. (incorporated by reference to Exhibit 10.6 of the 2004 Annual Report)
10.7		Shareholders’ Agreement dated March 26, 1996 and amended and restated on April 30, 2003 relating to the Registrants’ interest in Connect M1-A1 Holdings Limited (formerly Yorkshire Link (Holdings) Limited) (incorporated by reference to Exhibit 10.7 of the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (the “Form S-1”))
10.8		Deed of Novation to the Shareholders’ Agreement relating to the Registrants’ interest in Connect M1-A1 Holdings Limited (incorporated by reference to Exhibit 10.8 of the 2004 Annual Report)
10.9		Loan Agreement dated October 1, 2003, among Parking Company of America Airports, LLC, PCA Airports, Ltd., Parking Company of America Airports Phoenix, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.11 of the Form S-1)
10.10		Stock Purchase Agreement dated as of April 28, 2004, among Macquarie Investment Holdings, Inc., Executive Air Support, Inc. and its shareholders named therein, as amended by the Closing Letter Agreement dated as of July 29, 2004, relating to the acquisition of Executive Air Support, Inc. (incorporated by reference to Exhibit 10.12 of Amendment No. 4)
10.11		Membership Interest Purchase Agreement dated as of August 18, 2004 among North America Capital Holding Company, and the Sellers named therein relating to the acquisition of General Aviation Holdings, LLC (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 1”))

Exhibit
Number	Description

10.12	Share Purchase Agreement dated April 30, 2004 relating to the acquisition by Macquarie Luxembourg Water S.a.r.L. of the ordinary shares of Macquarie Water (UK) Limited (incorporated by reference to Exhibit 10.17 of Amendment No. 4)
10.13	Amended and Restated Secondment Agreement dated March 26, 1996 and amended and restated on April 30, 2003, among Connect M1-A1 Limited (formerly Yorkshire Link Limited) Macquarie Infrastructure (UK) Limited and Balfour Beatty plc (incorporated by reference to Exhibit 10.18 of Amendment No. 4)
10.14	Deed of Novation related to the Secondment Agreement (incorporated by reference to Exhibit 10.17 of the 2004 Annual Report)
10.15	DBFO contract dated March 26, 1996, by and between the U.K. Secretary of State for Transport and Connect M1-A1 Limited (formerly Yorkshire Link Limited) (incorporated by reference to Exhibit 10.20 of Amendment No. 4)
10.16	Amended and Restated Facility Agreement dated March 26, 1996 and amended and restated on October 20, 1997 and September 4, 2001, among Connect M1-A1 Limited (formerly Yorkshire Link Limited), ABN AMRO Bank N.V. and certain financial institutions listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.21 of Amendment No. 4)
10.17	EIB Facility Agreement dated March 26, 1996 and amended and restated on September 4, 2001, between European Investment Bank and Connect M1-A1 Limited (formerly Yorkshire Link Limited) (incorporated by reference to Exhibit 10.22 of Amendment No. 4)
10.18	Amended and Restated Commercial Subordinated Loan Agreement dated March 26, 1996 and amended and restated on October 20, 1997 and September 4, 2001, among Connect M1-A1 Limited (formerly Yorkshire Link Limited), Macquarie Infrastructure (UK) Limited and Balfour Beatty plc (incorporated by reference to Exhibit 10.23 of Amendment No. 4)
10.19	Stock Purchase Agreement dated as of December 12, 2003 among Macquarie District Energy, Inc., Macquarie District Energy Holdings, LLC, Macquarie Bank Limited, Exelon Corporation and Exelon Thermal Holdings, Inc., as amended as of June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 1)
10.20	District Cooling System Use Agreement dated as of October 1, 1994 between the City of Chicago, Illinois and MDE Thermal Technologies, Inc., as amended on June 1, 1995, July 15, 1995, February 1, 1996, April 1, 1996, October 1, 1996, November 7, 1996, January 15, 1997, May 1, 1997, August 1, 1997, October 1, 1997, March 12, 1998, June 1, 1998, October 8, 1998, April 21, 1999, March 1, 2000, March 15, 2000, June 1, 2000, August 1, 2001, November 1, 2001, June 1, 2002, and June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 2)
10.21	Note Purchase Agreement dated as of September 27, 2004 relating to the financing of the acquisition of Thermal Chicago Corporation by Macquarie District Energy, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2)
10.22	Macquarie Infrastructure Company LLC — Independent Directors Equity Plan (incorporated by reference to Exhibit 10.25 of the 2004 Annual Report)
10.23	Parent Company Guarantee between Macquarie Infrastructure Company LLC and Balfour Beatty plc (incorporated by reference to Exhibit 10.27 of the 2004 Annual Report)
10.24	Limited Liability Company Agreement dated as of March 18, 1999 of Northwind Aladdin, LLC (incorporated by reference to Exhibit 10.31 of Amendment No. 3)
10.25	Letter Agreement dated November 3, 2004 relating to the reimbursement of pre-IPO costs of Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.32 of Amendment No. 3)
10.26	Loan Agreement between PCAA SP, LLC, as Borrower, and GMAC Commercial Mortgage Bank, as Lender, dated as of October 3, 2005 (incorporated by reference to Exhibit 10.2 of the September Quarterly Report)
10.27	Credit Agreement dated as of November 11, 2005 among Macquarie Infrastructure Company Inc. (d/b/a Macquarie Infrastructure Company (US)) as Borrower, Macquarie Infrastructure Company LLC, the Lenders and Issuers party thereto and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 of the September Quarterly Report)

Exhibit
Number	Description

10.28	Loan Agreement dated as of December 12, 2005 among North America Capital Holding Company, the Lenders named therein and Mizuho Corporate Bank, Ltd.
10.29	Loan Agreement dated as of November 17, 2005 among HGC Holdings, LLC (unsigned), Macquarie Gas Holdings, LLC, the Lenders named therein and Dresdner Bank AG London Branch
10.30	Loan Agreement dated as of November 17, 2005 among The Gas Company, LLC (unsigned), Macquarie Gas Holdings, LLC, the Lenders named therein and Dresdner Bank AG London Branch
21.1	Subsidiaries of the Registrants
23.1	Consent of KPMG LLP
24.1	Powers of Attorney (included in signature pages)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Section 1350 Certifications

†	Confidential treatment granted as to certain portions, which were separately filed with the SEC.