Form 10-Q
period 2006-03-31
Macquarie Infrastructure CO Trust; Macquarie Infrastructure CO LLC
filed 2006-05-10
CIK 1289788, 1289790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32385
Macquarie Infrastructure Company Trust
(Exact name of registrant as specified in its charter)

Delaware	20-6196808
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

Commission File Number: 001-32384
Macquarie Infrastructure Company LLC
(Exact name of registrant as specified in its charter)

Delaware	43-2052503
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

125 West 55th Street, 22nd Floor	10019
New York, New York	(Zip Code)
(Address of principal executive offices)
(212) 231-1000
(Registrants’ Telephone Number, Including Area Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     There were 27,050,745 shares of trust stock without par value outstanding at May 1, 2006.

Investments in Macquarie Infrastructure Company Trust are not deposits with or other liabilities of Macquarie Bank Limited or any of Macquarie Group company and are subject to investment risk, including possible delays in repayment and loss of income and principal invested. Neither Macquarie Bank Limited nor any other member company of the Macquarie Group guarantees the performance of Macquarie Infrastructure Company Trust or the repayment of capital from Macquarie Infrastructure Company Trust.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
($ in thousands, except share amounts)

	March 31, 2006
	(unaudited)	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$126,483	$115,163
Restricted cash	1,471	1,332
Accounts receivable, less allowance for doubtful accounts of $882 and $839, respectively	21,386	21,150
Dividends receivable	2,651	2,365
Inventories	1,611	1,981
Prepaid expenses	5,545	4,701
Deferred income taxes	2,115	2,101
Income tax receivable	3,420	3,489
Other	5,057	4,394

Total current assets	169,739	156,676

Property, equipment, land and leasehold improvements, net	334,094	335,119

Restricted cash	19,516	19,437
Equipment lease receivables	42,999	43,546
Investment in unconsolidated business	70,409	69,358
Investment, cost	35,716	35,295
Securities, available for sale	69,233	68,882
Related party subordinated loan	19,492	19,866
Goodwill	281,809	281,776
Intangible assets, net	296,041	299,487
Deposits and deferred costs on acquisitions	18,552	14,746
Deferred financing costs, net of accumulated amortization	12,168	12,830
Fair value of derivative instruments	14,478	4,660
Other	1,614	1,620

Total assets	$1,385,860	$1,363,298

Liabilities and stockholders’ equity
Current liabilities:
Due to manager	$6,546	$2,637
Accounts payable	15,634	11,535
Accrued expenses	12,382	13,994
Current portion of notes payable and capital leases	5,970	2,647
Current portion of long-term debt	146	146
Dividends payable	13,525	—
Other	3,501	3,639

Total current liabilities	57,704	34,598

Capital leases and notes payable, net of current portion	3,607	2,864
Long-term debt, net of current portion	610,811	610,848
Related party long-term debt	18,714	18,247
Deferred income taxes	114,790	113,794
Income tax liability	2,656	—

	March 31, 2006
	(unaudited)	December 31, 2005
Other	7,567	6,342

Total liabilities	815,849	786,693

Minority interests	8,803	8,940

Stockholders’ equity:
Trust stock, no par value; 500,000,000 authorized; 27,050,745 shares issued and outstanding at March 31, 2006 and December 31, 2005	569,497	583,023
Accumulated other comprehensive loss	(4,559)	(12,966)
Accumulated deficit	(3,730)	(2,392)

Total stockholders’ equity	561,208	567,665

Total liabilities and stockholders’ equity	$1,385,860	$1,363,298

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
For the Quarters Ended March 31, 2006 and 2005
(Unaudited)
(in thousands, except share and per share data)

	Quarter Ended
	March 31, 2006	March 31, 2005
Revenues
Revenue from fuel sales	$41,992	$30,387
Service revenue	42,904	34,006
Financing and equipment lease income	1,298	1,342

Total revenue	86,194	65,735

Costs and expenses
Cost of fuel sales	25,269	17,095
Cost of services	21,032	17,256
Selling, general and administrative expenses	23,950	19,162
Fees to manager	6,478	1,943
Depreciation expense	1,710	1,327
Amortization of intangibles	3,446	3,085

Total operating expenses	81,885	59,868

Operating income	4,309	5,867

Other income (expense)
Dividend income	2,651	—
Interest income	1,702	1,099
Interest expense	(12,339)	(7,758)
Equity in earnings and amortization charges of investee	2,453	1,653
Other expense, net	(167)	(915)

Net loss before income taxes and minority interests	(1,391)	(54)
Income tax expense	21	—

Net loss before minority interests	(1,412)	(54)

Minority interests	(74)	29

Net loss	$(1,338)	$(83)

Basic loss per share:	$(0.049)	$(0.003)

Weighted average number of shares of trust stock outstanding: basic	27,050,745	26,610,100
Diluted loss per share:	$(0.049)	$(0.003)

Weighted average number of shares of trust stock outstanding: diluted	27,050,745	26,610,100
Cash dividends declared per share	$0.50	$—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
For the Quarters Ended March 31, 2006 and 2005
(Unaudited)
($ in thousands)

	Quarter Ended
	March 31, 2006	March 31, 2005
Operating activities
Net loss	$(1,338)	$(83)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,998	3,221
Amortization of intangible assets	3,446	3,085
Loss on disposal of equipment	44	13
Equity in earnings and amortization charges of investee	(56)	238
Amortization of finance charges	720	265
Noncash derivative gain, net of noncash interest expense	897	—
Accretion of asset retirement obligation	55	65
Deferred rent	583	605
Deferred revenue	92	110
Deferred taxes	(3,072)	—
Minority interests	(74)	29
Noncash compensation	543	—
Post retirement obligations	29	(20)
Other noncash income	(8)	—
Accrued interest expense on subordinated debt – related party	249	259
Changes in operating assets and liabilities:
Restricted cash	(139)	(13)
Accounts receivable	(236)	(1,130)
Equipment lease receivable, net	436	306
Dividend receivable	(295)	1,743
Inventories	371	451
Prepaid expenses and other current assets	330	407
Accounts payable and accrued expenses	(1,163)	(1,726)
Income taxes payable	2,720	—
Due to manager	3,909	1,924
Other	(220)	11

Net cash provided by operating activities	11,821	9,760

Investing activities
Acquisition of businesses and investments, net of cash acquired	—	(49,594)
Additional costs of acquisitions	(33)	(68)
Deposits and deferred costs on future acquisitions	(111)	—
Collection on notes receivable	—	24
Purchases of property and equipment	(1,490)	(879)
Proceeds received on subordinated loan	611	686

Net cash used in investing activities	(1,023)	(49,831)

Financing activities
Proceeds from long-term debt	—	32,000
Proceeds from line-credit facility	1,275	—
Debt financing costs	(58)	(1,674)
Distributions paid to minority shareholders	(63)	—
Payment of long-term debt	(37)	(26)
Offering costs	—	(1,833)
Restricted cash	(79)	(1,079)
Payment of notes and capital lease obligations	(486)	(349)

Net cash provided by financing activities	552	27,039

	Quarter Ended
	March 31, 2006	March 31, 2005
Effect of exchange rate changes on cash	(30)	11

Net change in cash and cash equivalents	11,320	(13,021)

Cash and cash equivalents, beginning of period	115,163	140,050

Cash and cash equivalents, end of period	$126,483	$127,029

Supplemental disclosures of cash flow information:
Noncash investing and financing activity:

Accrued purchases of property and equipment	$241	$—

Accrued deposits and deferred costs on acquisitions	$3,695	$—

Acquisition of property through capital leases	$1,669	$438

Income taxes paid	$290	$311

Interest paid	$10,263	$7,134

     See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
Macquarie Infrastructure Company Trust, or the Trust, a Delaware statutory trust, was formed on April 13, 2004. Macquarie Infrastructure Company LLC, or the Company, a Delaware limited liability company, was also formed on April 13, 2004. Prior to December 21, 2004, the Trust was a wholly-owned subsidiary of Macquarie Infrastructure Management (USA) Inc., or MIMUSA. MIMUSA is a subsidiary of the Macquarie Group of companies, which is comprised of Macquarie Bank Limited and its subsidiaries and affiliates worldwide. Macquarie Bank Limited is headquartered in Australia and is listed on the Australian Stock Exchange.
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
     (ii) Macquarie Airports North America, Inc., or MANA — an airport service business that is an operator of five FBOs and one heliport which provides fuel, de-icing, aircraft parking and hangar services, airport management, and other aviation services. The FBOs are located in the northeast and southern regions of the United States and the corporate headquarters were formerly in Baltimore, Maryland. During 2005, MANA’s operations and management were integrated into NACH.
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
     (iv) Macquarie District Energy Holdings, LLC, or MDEH — a business that provides district cooling to 98 customers in downtown Chicago, Illinois and provides district heating and cooling to a single customer outside of downtown Chicago and to the Aladdin Resort & Casino located in Las Vegas, Nevada. MDEH maintains its headquarters in Chicago, Illinois.
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
     (ii) On August 12, 2005, Macquarie FBO Holdings LLC, a wholly owned subsidiary of Macquarie Infrastructure Company Inc.,

or MIC Inc., acquired all of the membership interest in Eagle Aviation Resources, Ltd., or EAR, an FBO company doing business as Las Vegas Executive Air Terminal.
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
2. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The consolidated balance sheet at December 31, 2005 has been derived from audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.
3. Earnings (Loss) Per Share
Following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Quarter Ended	Quarter Ended
	March 31, 2006	March 31, 2005

Weighted average number of shares of trust stock outstanding: basic	27,050,745	26,610,100
Dilutive effect of restricted stock unit grants	—	—

Weighted average number of shares of trust stock outstanding: diluted	27,050,745	26,610,100

The effect of potentially dilutive shares is calculated by assuming that the restricted stock unit grants issued to our independent directors had been fully converted to shares on the date of vesting. However, all stock grants provided to our independent directors were anti-dilutive for the quarters ended March 31, 2006 and 2005 due to the Company’s net loss for those periods.
4. Pending Acquisitions
     The Gas Company
On August 17, 2005, the Company, through a wholly-owned subsidiary, entered into a joinder agreement with k1 Ventures Limited, K-1 HGC Investment, L.L.C. (together with k1 Ventures, the “K1 Parties”), and Macquarie Investment Holdings Inc., or MIHI and a related assignment agreement with MIHI. Under these agreements, the Company’s wholly owned subsidiary assumed all of MIHI’s rights and obligations as a Buyer under a purchase agreement between MIHI and the K1 Parties for no additional consideration other than providing MIHI with an indemnification for the liabilities, cost and expenses it has incurred as “Buyer” under the purchase agreement. The purchase agreement provides for the acquisition by the Buyer of, at the option of k1 Ventures, either 100% of the interests in HGC Investment or 100% of the membership interests of HGC Holdings, L.L.C.
HGC Investment owns a 99.9% non-managing membership interest in HGC Holdings, a Hawaii limited liability company, and has the right to acquire the remaining membership interest in HGC Holdings. HGC Holdings is the sole member of The Gas Company, L.L.C., a Hawaii limited liability company which owns and operates the sole regulated gas production and distribution business in Hawaii as well as a propane sales and distribution business in Hawaii.

The purchase agreement provides for the payment in cash of a base purchase price of $238 million (subject to working capital and capital expenditure adjustments) with no assumed interest-bearing debt. The Company currently expects working capital and capital expenditure adjustments to add approximately $12 million to the total purchase price. In addition to the purchase price, it is anticipated that approximately a further $9 million will be paid to cover transaction costs. The Company expects to finance the acquisition, including an initial up-front deposit of $12.2 million, with $160 million of future subsidiary level debt and the remainder from the revolving debt facility or other sources of available cash.
On May 3, 2006, we received approval from the Hawaii Public Utilities Commission for the purchase of The Gas Company, or TGC. We are making an additional deposit of $12.2 million in May and, subject to customary closing conditions, expect the transaction to close by the end of the second quarter of 2006.
Macquarie Securities (USA) Inc., or MSUSA, is acting as financial advisor to the Company on the transaction, including the debt financing and hedging strategy arrangements, for which we expect to pay fees of approximately $4.8 million. As at March 31, 2006, $403,000 of these fees were payable in connection with the transaction and are included in accounts payable in the accompanying consolidated condensed balance sheet. MIHI and MSUSA are both wholly owned indirect subsidiaries of Macquarie Bank Limited, the parent company of the Company’s Manager.
5. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements consist of the following (in thousands):

	March 31, 2006	December 31,
	(unaudited)	2005
Land	$62,520	$62,520
Easements	5,624	5,624
Buildings	32,961	32,866
Leasehold and land improvements	109,055	108,726
Machinery and equipment	134,070	132,196
Furniture and fixtures	1,998	1,920
Construction in progress	3,831	3,486
Property held for future use	1,233	1,196
Other	933	764

	352,225	349,298
Less: Accumulated depreciation	(18,131)	(14,179)

Property, equipment, land and leasehold improvements, net	$334,094	$335,119

6. Intangible Assets
Intangible assets consist of the following (in thousands):

	Weighted Average	March 31, 2006
	Life (Years)	(unaudited)	December 31, 2005
Contractual arrangements	32.0	$237,572	$237,572
Non-compete agreements	2.8	4,835	4,835
Customer relationships	9.8	26,640	26,640
Leasehold rights	13.3	8,259	8,259
Trade names	Indefinite(1)	26,175	26,175
Domain names	Indefinite(1)	8,307	8,307
Technology	5.0	460	460

		312,248	312,248
Less: Accumulated amortization		(16,207)	(12,761)

Intangible assets, net		$296,041	$299,487

(1) Trade names of $500,000 and domain names of $320,000 are being amortized over a period of 1.5 years and 4 years, respectively.
Amortization expense for the quarter ended March 31, 2006 totaled $3.4 million.

7. Long-Term Debt
The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. At March 31, 2006, the Company had no indebtedness outstanding at the MIC LLC, Trust or MIC Inc. level. On April 28, 2006, MIC Inc. borrowed $175 million under its revolving credit facility to finance the acquisition of a 50% interest in IMTT Holdings, Inc. as discussed below in Note 15 to the financial statements.
Long-term debt consisted of the following (in thousands):

	March 31, 2006
	(unaudited)	December 31, 2005
MDE senior notes (1)	$120,000	$120,000
Airport services debt (2)	300,000	300,000
MAPC loan payable	125,448	125,448
MAPC loan payable	4,548	4,574
PCAA SP loan payable	58,740	58,740
Priority loan payable	2,221	2,232

	610,957	610,994
Less: current portion	146	146

Long-term portion	$610,811	$610,848

(1)	Macquarie District Energy, Inc., or MDE, is a wholly owned subsidiary of MDEH.

(2)	Macquarie Bank Limited has provided $60 million of the airport services debt. Interest paid on Macquarie Bank Limited’s portion of the long-term debt for the quarter ended March 31, 2006 was $952,000 and has been included in interest expense in the accompanying consolidated condensed statement of operations. Macquarie Bank Limited is also providing approximately one third of the interest rate swaps and made a payment to the airport services business of $54,000 for the quarter ended March 31, 2006, which is also included in interest expense.
8. Comprehensive Income (Loss)
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
Total comprehensive income for the quarter ended March 31, 2006 was $7.1 million. The difference between net loss of $1.3 million for the quarter ended March 31, 2006 and comprehensive income is primarily attributable to an increase in the fair value of derivatives of $6.7 million, an unrealized gain on marketable securities of $2 million, offset by foreign currency translation adjustments of $265,000. These amounts are included in the accumulated other comprehensive loss on the Company’s consolidated condensed balance sheet as of March 31, 2006.
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
10. Reportable Segments
The Company’s operations are classified into three reportable business segments: airport services business, airport parking business, and district energy business. All of the business segments are managed separately. During the prior year, the airport services business consisted of two reportable segments, Atlantic and AvPorts. These businesses are currently managed together. Therefore, they are now combined into a single reportable segment. Results for prior periods have been aggregated to reflect the new combined segment.
The airport services business reportable segment principally derives income from fuel sales and from airport services. Airport services revenue includes fuel related services, de-icing, aircraft parking, airport management and other aviation services. All of the revenue of the airport services business is derived in the United States. The airport services business operated 18 FBOs and one heliport and managed six airports under management contracts as of March 31, 2006.
The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of fees from off-airport parking and ground transportation to and from the parking facilities and the airport terminals. At March 31, 2006, the airport parking business operated 31 off-airport parking facilities located in California, Arizona, Colorado, Texas, Georgia, Tennessee, Missouri, Pennsylvania, Connecticut, New York, New Jersey, Ohio, Oklahoma and Illinois.
The revenue from the district energy business reportable segment is included in service revenue and financing and equipment lease income. Included in service revenue is capacity charge revenue, which relates to monthly fixed contract charges, and consumption revenue, which relates to contractual rates applied to actual usage. Financing and equipment lease income relates to direct financing lease transactions and equipment leases to the Company’s various customers. The Company provides such services to buildings throughout the downtown Chicago area and to the Aladdin Resort and Casino and shopping mall located in Las Vegas, Nevada.
Selected information by reportable segment is presented in the following tables (in thousands):
Revenue from external customers for the Company’s segments for the quarter ended March 31, 2006 are as follows:

	Airport Services	Airport Parking	District Energy	Total
Revenue from Product Sales
Fuel sales	$41,992	$—	$—	$41,992

	41,992	—	—	41,992

Service Revenue
Other services	18,179	—	845	19,024
Cooling capacity revenue	—	—	4,189	4,189
Cooling consumption revenue	—	—	1,475	1,475
Parking services	—	18,216	—	18,216

	18,179	18,216	6,509	42,904

Financing and Lease Income
Financing and equipment lease	—	—	1,298	1,298

	—	—	1,298	1,298

Total Revenue	$60,171	$18,216	$7,807	$86,194

Financial data by reportable business segments are as follows (in thousands):

	Quarter Ended March 31, 2006				At March 31, 2006
	(unaudited)				(unaudited)
					Property,
					Equipment, Land
	Segment	Interest	Depreciation/	Capital	and Leasehold	Total
	Profit (1)	Expense	Amortization(2)	Expenditures	Improvements	Assets
Airport services	$32,570	$5,696	$4,413	$550	$91,739	$553,019
Airport parking	4,781	3,928	1,271	447	96,074	290,419
District energy	2,542	2,145	1,760	493	146,281	240,879

Total	$39,893	$11,769	$7,444	$1,490	$334,094	$1,084,317

The above table does not include financial data for our equity and cost investments.

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $865,000 and $1.4 million, respectively, are included in cost of sales for the quarter ended March 31, 2006.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

Reconciliation of total reportable segment assets to total consolidated assets at March 31, 2006 (in thousands):

Total assets of reportable segments	$1,084,317
Equity and cost investments:
Investment in Yorkshire Link	70,409
Investment in SEW	35,716
Investment in MCG	69,233
Corporate and other	381,256
Less: Consolidation entries	(255,071)

Total consolidated assets	$1,385,860

Reconciliation of total reportable segment profit to total consolidated loss before income taxes and minority interests for the quarter ended March 31, 2006 (in thousands):

Total reportable segment profit	$39,893
Selling, general and administrative expenses	(23,950)
Fees to manager	(6,478)
Depreciation and amortization (1)	(5,156)

4,309
Other expense, net	(5,700)

Total consolidated loss before income taxes and minority interests	$(1,391)

(1)	Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.
Revenue from external customers for the Company’s segments for the quarter ended March 31, 2005 are as follows:

	Airport Services	Airport Parking	District Energy	Total
Revenue from Product Sales
Fuel sales	$30,387	$—	$—	$30,387

	30,387	—	—	30,387

Service Revenue
Other services	14,557	—	643	15,200
Cooling capacity revenue	—	—	4,059	4,059
Cooling consumption revenue	—	—	1,438	1,438
Parking services	—	13,309	—	13,309

	14,557	13,309	6,140	34,006

Financing and Lease Income
Financing and equipment lease	—	—	1,342	1,342

	—	—	1,342	1,342

Total Revenue	$44,944	$13,309	$7,482	$65,735

Financial data by reportable business segments are as follows (in thousands):

	Quarter Ended March 31, 2005				At March 31, 2005
	(unaudited)				(unaudited)
					Property,
					Equipment, Land
	Segment	Interest	Depreciation/	Capital	and Leasehold	Total
	Profit (1)	Expense	Amortization(2)	Expenditures	Improvements	Assets
Airport services	$25,522	$3,467	$3,466	$597	$77,993	$468,996
Airport parking	3,203	2,126	1,112	31	66,970	205,494
District energy	2,659	2,194	1,728	251	150,543	252,718

Total	$31,384	$7,787	$6,306	$879	$295,506	$927,208

The above table does not include financial data for our equity and cost investments.

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $503,000 and $1.4 million, respectively, are included in cost of sales for the quarter ended March 31, 2005.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.
Reconciliation of total reportable segment assets to total consolidated assets at March 31, 2005 (in thousands):

Total assets of reportable segments	$927,208
Equity and cost investments:
Investment in Yorkshire Link	76,978
Investment in SEW	38,786
Investment in MCG	72,130
Corporate and other	366,783
Less: Consolidation entries	(238,277)

Total consolidated assets	$1,243,608

Reconciliation of total reportable segment profit to total consolidated loss before income taxes and minority interests for the quarter ended March 31, 2005 (in thousands):

Total reportable segment profit	$31,384
Selling, general and administrative expenses	(19,162)
Fees to manager	(1,943)
Depreciation and amortization (1)	(4,412)

5,867
Other expense, net	(5,921)

Total consolidated loss before income taxes and minority interests	$(54)

(1)	Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.
11. Related Party Transactions
Management Services Agreement with Macquarie Infrastructure Management (USA) Inc., or MIMUSA
MIMUSA acquired 2,000,000 shares of company stock concurrently with the closing of the initial public offering in December 2004, with an aggregate purchase price of $50 million, at a purchase price per share equal to the initial public offering price of $25. Pursuant to the terms of the Management Agreement (discussed below), MIMUSA may sell up to 65% of these shares at any time and may sell the balance at any time from and after December 21, 2007 (the third anniversary of the IPO closing).

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
In accordance with the Management Agreement, MIMUSA is entitled to a quarterly base management fee based primarily on the Trust’s market capitalization and a performance fee, as defined, based on the performance of the trust stock relative to a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to the Company’s equity investments. For the quarter ended March 31, 2006, base management fees of $2.3 million and performance fees of $4.1 million were payable to MIMUSA and are included as due to manager in the accompanying consolidated condensed balance sheet at March 31, 2006. MIMUSA has elected to reinvest these performance fees in shares of trust stock, which are expected to be issued no earlier than the end of June at a price determined over a 15 trading day period in June 2006.
MIMUSA is not entitled to any other compensation and all costs incurred by MIMUSA including compensation of seconded staff, are paid out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, and acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter ended March 31, 2006, MIMUSA charged the Company $68,000 for reimbursement of out of pocket expenses.
Advisory and Other Services from the Macquarie Group and its Affiliates
MSUSA has been engaged by the Company and its subsidiaries in connection with various on-going transactions for which no fees had been paid as of March 31, 2006. Fees payable to the Macquarie Group for pending acquisitions have been disclosed in Note 4. Fees paid to the Macquarie Group subsequent to March 31, 2006, have been disclosed in Note 15.
The Company and its airport services and airport parking businesses pay fees for employee consulting services to the Detroit and Canada Tunnel Corporation, which is owned by an entity managed by the Macquarie Group. Fees paid for the quarter ended March 31, 2006 were $13,000.
During the quarter ended March 31, 2006, Macquarie Bank Limited charged the Company $27,000 for reimbursement of out of pocket expenses, in relation to work performed on various advisory roles for the Company.
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
As of March 31, 2006, South East Water LLC and Macquarie Yorkshire LLC each had two forward contracts with Macquarie Bank Limited.
On August 18, 2005, MIC Inc. entered into two interest rate swaps with Macquarie Bank Limited to manage its future interest rate exposure. The effective date of the swaps are August 31, 2006 and no payments or receipts have arisen in relation to these swaps, during the quarter ended March 31, 2006.
12. Income Taxes
Macquarie Infrastructure Company Trust is classified as a grantor trust for U.S. federal income tax purposes, and therefore is not subject to income taxes. The Company is treated as a partnership for U.S. federal income tax purposes and is also not subject to income taxes. MIC Inc. and its wholly-owned subsidiaries are subject to income taxes.
Consolidated pre-tax loss for the quarter ended March 31, 2006 was $1.4 million. Macquarie Infrastructure Company LLC accounted for $2.8 million of total pre-tax income. As a partnership for U.S. federal income tax purposes, this income is not subject to income taxes.

The remaining $4.2 of pre-tax loss was generated by MIC Inc. and its subsidiaries and is subject to income taxes. The Company records its income taxes in accordance with SFAS 109 “Accounting for Income Taxes.”
The Company expects to incur a net operating loss for federal consolidated return purposes, as well as certain states that provide for consolidated returns, for the year ended December 31, 2006. The Company believes that it will be able to utilize the projected federal and state consolidated 2006 and prior year losses. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2006. However, the Company has two subsidiaries that expect to generate taxable income for the year ended December 31, 2006, on a separate company basis. As such, a net state tax provision of approximately $240,000 has been recorded for separate company state taxes, on a separate company pre-tax income of $1.8 million for the quarter ended March 31, 2006.
For the 2006 year, the Company projects a net loss before taxes at the MIC Inc. level for which it expects to record an income tax benefit. The Company also projects deriving net income before taxes outside MIC Inc. that will not be subject to income tax payable by the Company. This income derived from outside MIC Inc. is projected to be mostly offset by the pre-tax loss at the MIC Inc. level, resulting in projected pre-tax income on a consolidated basis.
13. Legal Proceedings and Contingencies
Refer to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material changes during the quarter ended March 31, 2006.
14. Dividends
The Company’s board of directors declared dividends of $0.50 per share per quarter during 2005 and an additional dividend of $0.0877 per share for the period ended December 31, 2004. These dividends were all paid in 2005 except the dividend for the quarter ended December 31, 2005, which was declared on March 14, 2006 and was paid on April 10, 2006 to holders of record on April 5, 2006. The dividends declared on March 14, 2006 have been recorded as a reduction to trust stock in the stockholders’ equity section of the accompanying consolidated condensed balance sheet at March 31, 2006.
15. Subsequent Events
Dividends
On May 4, 2006 our board of directors declared a dividend of $0.50 per share for the quarter ended March 31, 2006, payable on June 9, 2006 to holders of record on June 5, 2006.
Acquisitions
     International-Matex Tank Terminals
On May 1, 2006, the Company, through a wholly-owned subsidiary, completed its purchase of newly issued common stock of IMTT Holdings, Inc. formerly known as Loving Enterprises, Inc., pursuant to a Stock Subscription Agreement, or SSA, with IMTT Holdings and the Current Shareholders of IMTT Holdings for a purchase price of $250 million plus approximately $7 million in transaction related costs. As a result of the closing of the transaction, the Company owns 50% of IMTT Holdings' issued and outstanding common stock. The Current Shareholders continue to own the balance of the common stock of IMTT Holdings.
IMTT Holdings is the ultimate holding company for a group of companies and partnerships that own International-Matex Tank Terminals, or IMTT. IMTT is the owner and operator of 8 bulk liquid storage terminals in the United States and the part owner and operator of 2 bulk liquid storage terminals in Canada. IMTT is one of the largest companies in the bulk liquid storage terminal industry in the US, based on capacity.
IMTT Holdings distributed $100 million of the proceeds from the stock issuance to the Current Shareholders as a dividend. The remaining $150 million, less approximately $5 million that will be used to pay fees and expenses incurred by IMTT in connection with the transaction, will be used ultimately to finance additional investment in existing and new facilities.
The Company financed the investment and the associated transaction costs with $75 million of available cash and $175 million of borrowings under the revolving acquisition facility of Macquarie Infrastructure Company Inc., or MIC Inc. as discussed below. MIC Inc. is a wholly owned subsidiary of the Company and the holding company for its businesses and investments in the US.
MIC expects the acquisition to be immediately yield accretive, inclusive of current yield, management fees and estimated cost of equity issuance if any.
MSUSA acted as financial advisor to the Company on the transaction for which it received fees in May 2006 totaling $4 million. Total fees to MSUSA (including unpaid amounts) are estimated to be $4.4 million.
     Trajen
On April 18, 2006, the Company, through its wholly-owned subsidiary, Macquarie FBO Holdings LLC, or MFBO, entered into a purchase and sale agreement with Trajen Holdings, Inc., or Trajen, and its security holders (named below) for the purchase of 100% of the shares of Trajen Holdings, Inc. Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 21 FBOs at airports in 11 states. In addition, Trajen is in the process of acquiring 2 additional FBOs that are expected to be a part of the Company’s acquisition.
The purchase and sale agreement provides for a purchase price payment of $331.1 million for 22 FBOs, subject to certain working capital and capital expenditure adjustments, with the closing of the 22nd FBO by Trajen being a condition to closing. The Company expects that Trajen will purchase the 23rd FBO for approximately $7 million, including estimated working capital adjustments, which may increase or decrease the purchase price paid by the Company to the extent that Trajen is able to conclude its prior acquisition of that FBO.
The Company expects to incur costs in addition to the purchase price, including transaction costs of $11.4 million (including fees to related parties outlined in this section), integration costs of $3 million, pre-funded capital expenditures of $1.8 million and an increase in its debt service reserve of $6.3 million for a total outlay of $360.6 million. Trajen owns two businesses, Trajen Systems and Department of Defense Services, providers of logistical and technical services to government agencies that will be retained by the sellers of Trajen. The results of the business will be reported as components of the Company’s airport services business segment.
The Company expects to ultimately close the transaction through NACH. The Company expects to finance the purchase price and the associated transaction and other costs, in part, with $180 million of additional term loan borrowings under an expansion of the credit facility at NACH and the remainder with additional borrowings to be made available under an amendment to the revolving acquisition facility of MIC Inc. The additional borrowing commitments have been provided by Merrill Lynch Capital Corporation, Citigroup Global Markets Inc. and Credit Suisse, Cayman Islands Branch, each as described below.
Subject to the satisfaction of the conditions precedent incorporated in the purchase and sale agreement, the Company expects to close the transaction in the third quarter of 2006. If consummated, the Company expects that the acquisition will be immediately yield accretive, inclusive of current yield, management fees and estimated cost of equity issuance if any.
MSUSA is acting as financial advisor to the Company on the transaction, as well as on the financing of the transaction. To date, $350,000 in fees are payable in connection with the transaction and we expect to pay total fees of approximately $6.1 million.
     Acquisition Financing Facility
MIC Inc. has amended its revolving acquisition facility to increase the revolving portion of the facility to $50 million for a total of $300 million and to provide for a term loan of $180 million to finance the Trajen acquisition, increasing the total amount of borrowings available under this facility to $480 million. Amounts borrowed and repaid under the term loan portion of this facility may not be reborrowed. The interest margin under the facility is LIBOR plus 2.00% or the base rate plus 1.00%, increasing by 0.50% in six month and again in 12 months, up to a maximum of 3.00% and 2.00%, respectively. The current margin on outstanding borrowings is LIBOR plus 2%. Once the term loan borrowings have been repaid in full, or the term loan commitments otherwise terminated, the interest rate on the amended acquisition facility will decrease to LIBOR plus 1.25% or the base rate plus 0.25%. The amended acquisition facility requires an annual commitment fee equal to 20% of the applicable LIBOR margin on the average daily undrawn balance (initially 0.40%). The amended acquisition facility also includes the following additional covenants and restrictions:
•	a restriction on incurring additional debt at the MIC or MIC Inc. level prior to term loan repayment or termination of commitments; and

•	an increase in the maximum leverage ratio to 6.8x through the end of 2006, declining to 6.1x through March 31, 2008, returning to 5.6x upon term loan repayment or termination of commitments; and

•	any amounts drawn under the facility to finance the Trajen acquisition in excess of the $180 million term loan will reduce amounts available under the facility for working capital purposes.

All other material terms in the existing revolving acquisition facility will remain unchanged, including the interest coverage ratio covenant. The MIC Inc. acquisition facility will continue to be secured solely by the direct subsidiaries of the Company and MIC Inc.
It is anticipated that all funds borrowed under the amended acquisition facility will be repaid from the proceeds of a subsequent public offering of trust stock. The Company expects to repay all of the outstanding borrowings under this facility with the proceeds from an equity capital raising to be concluded at management’s discretion, depending on prevailing market conditions, at any time prior to the maturity of the debt at March 31, 2008.
MSUSA is acting as financial advisor to the Company in connection with the increase in the facility for which we expect to pay fees of approximately $575,000. Macquarie Bank Limited, one of the lenders under this facility received fees of $250,000 in connection with the increase in the facility.
     Trajen Senior Debt Financing
MIC Inc. has also received commitment letters from Mizuho Corporate Bank, Ltd., The Governor and Company of Bank of Ireland, Bayerische Landesbank, New York Branch and Macquarie Bank Limited providing for a $180 million expansion of the NACH debt facility to finance the acquisition. Macquarie Bank Limited is expected to provide up to $40 million of the $180 million in additional term loan borrowing, for which we expect to pay approximately $440,000 in financing fees. The term loan facility, currently $300 million due in December 2010, will be increased to $480 million on terms that are substantially similar to those in place on the existing term loan facility, with the following exceptions: the trailing 12 month minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, will increase to $66.9 million in 2006, $71.9 million in 2007 and $77.5 million in 2008 and we will be required to hedge 100% of our interest rate exposure under this facility. The NACH credit facility will continue to be secured by all of the assets and stock of NACH and its subsidiaries, including Trajen and its subsidiaries following the closing. We have entered into a forward starting interest rate swap with the following terms:

Notional Principal Amount:	$180 million
Effective Date:	December 31, 2006
Termination Date:	December 12, 2010
Fixed Rate:	5.495%
Macquarie Bank Limited is the counterparty to the interest rate swap.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of the company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.
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
We are dependent upon cash distributions from our businesses and investments to meet our corporate overhead and management fee expenses and to pay dividends. We receive dividends from our airport services business, airport parking business and district energy business through our directly owned holding company Macquarie Infrastructure Company Inc., or MIC Inc., for all of our businesses based in the United States. We receive interest and principal on our subordinated loans to, and dividends from, our toll road business and dividends from our investments in Macquarie Communications Infrastructure Group, or MCG, and South East Water, or SEW, through directly owned holding companies that we have formed to hold our interest in each business and investment.
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
The Company’s board of directors declared dividends of $0.50 per share per quarter during 2005 and an additional dividend of $0.0877 per share for the period ended December 31, 2004. These dividends were all paid in 2005 except the dividend for the quarter ended December 31, 2005, which was declared on March 14, 2006 and was paid on April 10, 2006 to holders of record on April 5, 2006.
On May 4, 2006, the Company’s board of directors declared a dividend of $0.50 per share for the quarter ended March 31, 2006 payable on June 9, 2006 to holders of record on June 5, 2006.
Tax Treatment of Distributions
We currently estimate that in 2006, none of our distributions to the holders of our trust stock from our wholly-owned subsidiary, MIC Inc. are likely to be treated as dividend income for US federal income tax purposes, but rather as a return of capital. Distributions to holders of our trust stock that are treated as return of capital for US federal income tax purposes are generally not taxable in the hands of holders to the extent that the total amount of such distributions received does not exceed the holders’ tax basis in the trust stock. Instead such distributions that are not in excess of the holders’ tax basis in the trust stock will reduce such holders’ tax basis in the trust stock resulting in more capital gain or less capital loss upon ultimate disposal of the trust stock. We currently estimate that distributions from MIC Inc., net of allocated expenses, will be between $35 million and $40 million in 2006, representing from 61% to 70% of the total distributions expected to be received by the company from our businesses and investments in calendar year 2006. In our 2005 tax year, our distributions from our investment in SEW were not deemed to qualify for the reduced rates applicable to qualified dividend income. We have since restructured our investment such that distributions expected to be received in 2006, amounting to approximately $5.9 million, will qualify for the lower rates applicable to qualified dividend income.
Beyond 2006, the portion of our distributions that will be treated as dividends or return of capital for US federal income tax purposes is subject to a number of uncertainties. We currently anticipate that substantially all of the portion of our regular distributions that are treated as dividends for US federal income tax purposes should be characterized as qualified dividend income.
Recent and Pending Acquisitions
See Note 4, Pending Acquisitions and Note 15, Subsequent Events, to the consolidated condensed financial statements in Part I, Item I of this Form 10-Q for further information on recent and pending acquisitions and the financing related to these acquisitions which is incorporated herein by reference.
On May 1, 2006, we completed the purchase of newly issued common stock of IMTT Holdings Inc., formerly known as Loving Enterprises, Inc., the holding company for a group of companies and partnerships that own International-Matex Tank Terminals, or IMTT. As a result of this transaction, we own 50% of IMTT Holdings' issued and outstanding common stock. The Company has entered into, through a wholly-owned subsidiary, a Shareholders’ Agreement, or SHA, with IMTT Holdings, and the Current Shareholders of IMTT Holdings. The SHA provides, among other things, that minimum quarterly distributions of $14 million be paid to shareholders by IMTT Holdings ($7 million to the Current Shareholders, $7 million to the Company) beginning with the quarter ended June 30, 2006 through the quarter ending December 31, 2007. The minimum quarterly distribution may be reduced or eliminated in the event that the Board of IMTT Holdings determines that such distribution would result in IMTT Holdings having insufficient reserves with which to meet normal operating expenses and previously approved capital expenditures, or otherwise failing to comply with financing agreements and applicable law.
Our interest in IMTT Holdings will be reflected in our equity in earnings and amortization charges of investee line in our financial statements from May 1, 2006 and will constitute a new segment.
We have also entered into agreements to acquire TGC, a Hawaii limited liability company which owns and operates the sole regulated gas production and distribution business in Hawaii as well as a propane sales and distribution business in Hawaii, and Trajen, the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 21 FBOs at airports in 11 states. In addition, Trajen is in the process of acquiring 2 additional FBOs that are expected to be a part of the Company’s acquisition. Upon acquisition, TGC would constitute a new segment. Our acquisition of Trajen will be reflected in the results of our airport services business segment from the date of acquisitions. Both transactions are subject to regulatory or governmental approvals and other customary closing conditions.
RESULTS OF OPERATIONS
We recognized net losses for the quarters ended March 31, 2006 and 2005 of $1.3 million and $83,000, respectively. Consolidated performance was primarily driven by:
•	38% increase in fuel revenue, due to the inclusion of the EAR acquisition and the rise in fuel prices generally, offset by an increase in our cost of fuel. Average dollar per gallon fuel margins continued to improve while volumes increased by approximately 2% at existing locations;

•	a 26% increase in service revenue, reflecting the increased activity and 8 new locations in our parking business and the inclusion of EAR acquisition;

•	higher management fees, including the $4.1 million performance fee earned by the manager in the first quarter which it has elected to reinvest in shares of trust stock;

•	the recognition of dividend income of $2.7 million in the first quarter of 2006 from our investment in SEW, which in 2005 was received in the second quarter; and

•	an increase in interest expense due to the overall increase in our debt to $611 million at the end of 2005, coupled with the overall increase in interest rates during 2005.
Our consolidated results of operations are summarized below ($ in thousands):

	Quarter Ended
	March 31, 2006	March 31, 2005	Change
			$	%
Revenue
Revenue from fuel sales	$41,992	$30,387	11,605	38.2
Service revenue	42,904	34,006	8,898	26.2
Financing and equipment lease income	1,298	1,342	(44)	(3.3)

	86,194	65,735	20,459	31.1

Costs and expenses
Cost of fuel sales	25,269	17,095	8,174	47.8
Cost of services	21,032	17,256	3,776	21.9

Gross profit	39,893	31,384	8,509	27.1
Selling, general and administrative expenses	23,950	19,162	4,788	25.0
Fees to manager	6,478	1,943	4,535	233.4
Depreciation expense	1,710	1,327	383	28.9
Amortization of intangibles	3,446	3,085	361	11.7

Operating income	4,309	5,867	(1,558)	(26.6)

Other income (expense)
Dividend income	2,651	—	2,651	—
Interest income	1,702	1,099	603	54.9
Interest expense	(12,339)	(7,758)	(4,581)	59.0
Equity in earnings and amortization charges of investee	2,453	1,653	800	48.4
Other expense, net	(167)	(915)	748	(81.7)

Net loss before income taxes and minority interests	(1,391)	(54)	(1,337)	2,475.9
Income tax expense	21	—	21	—

Net loss before minority interests	(1,412)	(54)	(1,358)	2,514.8
Minority interests	(74)	29	(103)	(355.2)

Net loss	$(1,338)	$(83)	(1,255)	1,512.0

Gross Profit
The $8.5 million increase in our consolidated gross profit was due primarily to the acquisitions of EAR and SunPark during the second half of 2005. The acquisitions added approximately $6.2 million in gross profit in 2006. Additionally, higher average dollar per gallon fuel margins at existing locations in our airport services business and higher average revenue per car out in our airport parking business contributed to increases in gross profit. These results reflect performance improvements over the corresponding period in

2005 and the prior quarter.
Selling, General and Administrative Expenses
The most significant factor in the increase in selling, general and administrative expenses is $2 million additional costs from our airport services business’ acquisition made in the second half of 2005 and additional costs of $0.7 million at our parking business’ corporate office primarily to support a larger organization resulting from growth in number of locations. In addition to the acquisition, our airport services business’ selling, general and administrative costs increased $1.4 million due to Stock Appreciation Rights that were issued during 2006, additional utilities expense and additional credit card fees. Our corporate selling, general and administrative costs increased $0.6 million due primarily to costs related to an unsuccessful acquisition bid of approximately $400,000 and residual Sarbanes Oxley costs.
Our management fee paid to our Manager increased due to $4.1 million in performance fees in 2006 compared to none in 2005, as well as a $0.4 million increase in the base fee due primarily to a higher market capitalization of MIC in 2006.
Other Income (Expense)
Our dividend income in 2006 consists of a dividend declared by and received from SEW. The comparable dividend from 2005 was both declared and received subsequent to the first quarter.
Interest income increased primarily as a result of higher interest rates on invested cash in 2006. Interest expense increased due mostly to a higher level of debt in 2006.
Our equity in the earnings on our Yorkshire Link investment increased primarily due to decreases in the fair value of interest rate swap liabilities that Yorkshire records in the income statement.
The decrease in other expense was due primarily to $913,000 in underwriting fees incurred in 2005 related to our acquisition of GAH.
Income Taxes
The Company recorded a pre-tax loss in the first quarter of 2005. However, as the Company was recently formed with no operating history, it recorded a full valuation allowance on the benefits of the pre-tax loss incurred. Therefore, the Company recorded no income tax benefit in the first quarter of 2005.
For the 2006 year, the Company projects a net loss before taxes at the MIC Inc. level for which it expects to record an income tax benefit. The Company also projects deriving net income before taxes outside MIC Inc. that will not be subject to income tax payable by the Company. This income derived from outside MIC Inc. is projected to be partially offset by the pre-tax loss at the MIC Inc. level, resulting in projected pre-tax income on a consolidated basis.
Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA
We have included EBITDA, a non-GAAP financial measure, on both a consolidated basis as well as for each segment as we consider it to be an important measure of our overall performance. We believe EBITDA provides additional insight into the performance of our operating companies and our ability to service our obligations and support our ongoing dividend policy.
A reconciliation of net loss to EBITDA is provided below ($ in thousands):

	Quarter Ended
	March 31, 2006	March 31, 2005	Change
			$	%

Net loss	$(1,338)	$(83)	(1,255)	1,512.0
Interest expense, net	10,637	6,659	3,978	59.7
Income taxes	21	—	21	—
Depreciation (1)	3,998	3,221	777	24.1
Amortization (2)	3,446	3,085	361	11.7

EBITDA	$16,764	$12,882	3,882	30.1

(1)	Includes depreciation expense of $865,000 and $503,000 for the airport parking business for the quarters ended March 31, 2006 and 2005, respectively, and $1.4 million and $1.4 million for the district energy business for the quarters ended March 31, 2006 and 2005, respectively, which is included in the cost of services on our consolidated condensed statement of operations.

(2)	Does not include $933,000 and $1.2 million of amortization expense related to intangible assets in connection with our investment in the toll road business for the quarters ended March 31, 2006 and 2005, respectively.
BUSINESS SEGMENT OPERATIONS
Airport Services Business
In the prior year, the airport services business consisted of two reportable segments, Atlantic and AvPorts. These businesses are currently being integrated and managed together. Therefore, they are now combined into a single reportable segment. Results for prior periods have been restated to reflect the new combined segment.
The following section summarizes the historical consolidated financial performance of our airport services business for the quarter ended March 31, 2006. Information relating to existing locations in 2006 represents the results of our airport services business excluding the results of EAR. The acquisition column below and total 2006 quarter results include operating results of EAR from the acquisition date of August 12, 2005.
Key Factors Affecting Operating Results
•	contribution of positive operating results from one FBO in Las Vegas acquired in August 2005;

•	higher dollar per gallon fuel margins at existing locations and higher fuel volumes of approximately 2%;

•	lower de-icing due to milder weather;

•	continued increases in fuel prices;

•	higher selling, general and administrative costs primarily relating to non-cash and accrued compensation expense; and

•	higher interest costs from higher debt levels resulting from the refinancing in December 2005.
Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

	Existing Locations (NACH & MANA)				EAR	Total
($ in thousands) (unaudited)	2006	2005	Change		Acquisition	2006	2005	Change
	$	$	$	%	$	$	$	$	%
Revenues
Fuel revenue	36,382	30,387	5,995	19.7	5,610	41,992	30,387	11,605	38.2
Non-fuel revenue	14,631	14,557	74	0.5	3,548	18,179	14,557	3,622	24.9

Total revenue	51,013	44,944	6,069	13.5	9,158	60,171	44,944	15,227	33.9

Cost of Revenue
Cost of revenue-fuel	21,359	17,095	4,264	24.9	3,911	25,270	17,095	8,175	47.8
Cost of revenue-non-fuel	2,168	2,327	(159)	(6.8)	163	2,331	2,327	4	0.2

Total cost of revenue	23,527	19,422	4,105	21.1	4,074	27,601	19,422	8,179	42.1

Fuel gross profit	15,023	13,292	1,731	13.0	1,699	16,722	13,292	3,430	25.8
Non-fuel gross profit	12,463	12,230	233	1.9	3,385	15,848	12,230	3,618	29.6

Gross Profit	27,486	25,522	1,964	7.7	5,084	32,570	25,522	7,048	27.6

Selling, general and administrative	16,606	15,204	1,402	9.2	2,092	18,698	15,204	3,494	23.0
Depreciation & amortization	3,661	3,466	195	5.6	752	4,413	3,466	947	27.3

Operating income	7,219	6,852	367	5.4	2,240	9,459	6,852	2,607	38.0

Other expense	36	923	(887)	(96.1)	—	36	923	(887)	(96.1)
Interest expense, net	4,405	3,405	1,000	29.4	1,184	5,589	3,405	2,184	64.1

Provision for income taxes	1,219	1,143	76	6.6	370	1,589	1,143	446	39.0

	Existing Locations (NACH & MANA)				EAR	Total
($ in thousands) (unaudited)	2006	2005	Change		Acquisitions	2006	2005	Change
	$	$	$	%	$	$	$	$	%
Income from Continuing Operations	1,559	1,381	178	12.9	686	2,245	1,381	864	62.6

Reconciliation of income from continuing operations to EBITDA:

Income from continuing operations	1,559	1,381	178	12.9	686	2,245	1,381	864	62.6
Interest expense, net	4,405	3,405	1,000	29.4	1,184	5,589	3,405	2,184	64.1
Provision for income taxes	1,219	1,143	76	6.6	370	1,589	1,143	446	39.0
Depreciation and amortization	3,661	3,466	195	5.6	752	4,413	3,466	947	27.3

EBITDA	10,844	9,395	1,449	15.4	2,992	13,836	9,395	4,441	47.3

          Revenue and Gross Profit
Most of the revenue and gross profit in our airport services business is generated through fueling general aviation aircraft at our 19 fixed base operations around the United States. This revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of keeping dollar margins relatively steady, thereby passing any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services. Cost of revenue–non-fuel includes our cost, if any, to provide these services.
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
Our total revenue and gross profit growth was due to several factors:
•	inclusion of the results of EAR from the date of its acquisition;

•	rising cost of fuel, which we pass on to customers;

•	increases in volume of fuel sold of approximately 2%;

•	an increase in average dollar per gallon fuel margins at existing locations, resulting largely from a higher proportion of transient customers, which generally pay higher margins; and

•	reduced de-icing activity in 2006 compared to 2005 due to milder weather in the northeast US, largely offset by increased revenue from service fees and growth in into-plane activity.
Our operations at New Orleans, LA and Gulfport, MS were impacted by Hurricane Katrina. Some of our hangar and terminal facilities were damaged. However, our results for the quarter were not significantly affected by this or any other hurricane. We believe that we have an appropriate level of insurance coverage to repair or rebuild our facilities and to cover us for any business interruption we experience in the near term. We anticipate that combined traffic at these facilities in 2006 may be lower than in 2005 as travel to New Orleans and Gulfport has slowed. However, we believe that this will not have a significant effect on our results overall in 2006 and thereafter.
          Operating Expenses
The increase in selling, general and administrative expenses for the existing locations is due to:
•	increased salaries and benefits expenses due to a non-cash expense related to awarding Stock Appreciation Rights (SARS) to several key employees during 2006 as well as the accrual of bonuses in 2006 which had not been accrued in the prior period and to a lesser extent annual increases in salaries and personnel;

•	additional utilities expense recognized due to increased natural gas and electricity prices; and

•	additional credit card fees related to increased fuel revenue.
The increase in depreciation and amortization expense is primarily due the addition of Las Vegas as well as depreciation on additions to the asset base in 2005.
          Other Expense
The decrease in other expense is due to $913,000 incurred in 2005 in connection with financing required to partially fund NACH’s acquisition of GAH in 2005.
          Interest Expense, Net
The increase in interest expense is due to the increased debt level associated with the debt refinancing for airport services, a non-cash interest charge to account for the non-effective portion of the interest rate swap and non-cash amortization of deferred financing costs. In December 2005, we refinanced two existing debt facilities at our airport services business with a single debt facility. This new debt facility provides an aggregate term loan borrowing of $300 million and a $5 million working capital facility. The facility has a term of five years. Amounts borrowed under the facility bear interest at a margin of 1.75% over LIBOR for the first three years and a margin of 2.00% over LIBOR thereafter. We have interest rate swap arrangements in place for 100% of the aggregate term loan.
Since we have hedged 100% of our interest rate exposure, our effective interest rate in 2006 is 6.02% increasing to 6.98% in 2010 with an average interest rate over the 5 years of 6.52% on the $300 million loan facility.

          EBITDA
The increase in EBITDA from existing locations is due to:
•	increased average dollar per gallon fuel margins and increase in gallons sold;

•	higher service fees;

•	lower Other Expense due to GAH transaction costs incurred in 2005 offset by:

•	lower de-icing revenues; and

•	higher selling, general and administrative costs, predominantly related to non-cash or accrued compensation expenses, utilities and credit card fees.
Airport Parking Business
In the following discussion, new locations refer to locations in operation during the first quarter of 2006, but not in operation throughout the comparable period in 2005. Comparable locations refer to locations in operation throughout the respective three month period in both 2005 and 2006.
We had eight new locations for the quarter ended March 31, 2006. The new locations included:
•	the SunPark facilities located in Houston, Oklahoma City, St. Louis, Buffalo, Philadelphia and Columbus and acquired in October 2005;

•	the Priority facility located in Philadelphia and acquired in July 2005; and

•	the First Choice facility located in Cleveland and acquired in October 2005.
During the first quarter of 2006, we consolidated two adjacent facilities in Philadelphia. As part of this consolidation, our Avistar Philadelphia facility was effectively closed and its capacity made available to the SunPark Philadelphia facility. We consider the consolidated operation to be a new location for the first quarter of 2006. Accordingly, the stand alone results for Avistar Philadelphia for the quarters ended March 31, 2005 and March 31, 2006 have been excluded from comparable locations and included in new locations. The financial and operating results reported for new locations in the quarter ended March 31, 2005 is for Philadelphia Avistar only.
We had 22 comparable locations for the quarter ended March 31, 2006 including 19 locations considered comparable in 2005 (excluding Avistar Philadelphia) and facilities in St. Louis, Newark (Haynes Avenue) and Oakland (Pardee) that were considered to be new locations in 2005.
Key Factors Affecting Operating Results
Key factors influencing operating results were as follows:
•	contribution from new locations;

•	price increases and reduced discounting in selected markets contributed to the 7.5% increase in average revenue per car out for comparable locations during the quarter;

•	marketing efforts targeted at customers with a longer average stay increased average overnight occupancy by 5.8% for comparable locations; and

•	no growth in cars out at comparable locations.

          Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

($ in thousands) (unaudited)	Quarter Ended March 31,		Change
	2006	2005	$	%
Revenue	$18,216	$13,309	$4,907	36.9
Direct expenses	13,435	10,106	3,329	32.9

Gross profit	4,781	3,203	1,578	49.3
Selling, general and administrative expenses	1,700	955	745	78.0
Amortization of intangibles	406	609	(203)	(33.3)

Operating income	2,675	1,639	1,036	63.2
Interest expense, net	(3,921)	(2,114)	(1,807)	85.5
Other expense	(92)	(25)	(67)	268.0
Benefit for income taxes	462	—	462	—
Minority interest in loss of consolidated subsidiaries	205	88	117	133.0

Net loss	$(671)	$(412)	$(259)	62.9

Reconciliation of net loss to EBITDA
Net loss	(671)	(412)	(259)	62.9
Interest expense, net	3,921	2,114	1,807	85.5
Benefit for income taxes	(462)	—	(462)	—
Depreciation	865	503	362	72.0
Amortization of intangibles	406	609	(203)	(33.3)

EBITDA	$4,059	$2,814	$1,245	44.2

	Quarter Ended March 31,
	2006	2005
Operating Data:
Total Revenues (000’s)(1):
New locations	$4,225	$243
Comparable locations	$13,991	$13,066
Comparable locations increase	7.1%

Gross Profit Margin:
New locations	28.71%	15.77%
Comparable locations	25.55%	24.60%
Comparable locations increase	0.95%

Parking Revenues (000’s)(2):
New locations	$4,167	$243
Comparable locations	$13,478	$12,646
Comparable locations increase	6.6%

Cars Out(3):
New locations	162,392	6,021
Comparable locations	355,443	358,520
Comparable locations decrease	(0.9%)

Average Revenue per Car Out:
New locations	$25.66	$40.42
Comparable locations	$37.92	$35.27
Comparable locations increase	7.5%

Average Overnight Occupancy(4)
New locations	5,900	309
Comparable locations	15,081	14,258
Comparable locations increase	5.8%

Locations:
New locations	8
Comparable locations	22

(1)	Total Revenues include revenues from all sources, including parking revenues, and non-parking revenues such as those derived from transportation services and rental of premises.

(2)	Parking Revenues include all receipts from parking related revenue streams, which includes monthly, membership, and third party distribution companies.

(3)	Cars Out refers to the total number of customers exiting during the period.

(4)	Average Overnight Occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.
          Revenue
Revenue increased due to the addition of eight new locations during the quarter and an increase in average revenue per car out at comparable locations.
New locations represent 26% of our portfolio by number of locations and contributed $4.2 million or 23% of total revenue for the quarter ended March 31, 2006. We believe the contribution from these facilities will continue to grow as customers are exposed to our branding, marketing and service.
The lower average revenue per car at new locations in the quarter ended March 31, 2006 reflects the acquisition of new locations in lower priced markets compared to the relatively higher-priced Avistar Philadelphia market.
The decrease in cars out at comparable locations was attributed to a strategic shift away from daily parkers and an unseasonably mild winter in certain markets. Daily parkers, typically airport employees, contribute to a higher number of cars out but pay discounted rates. Marketing efforts were focused on attracting higher yielding customers with a longer average length of stay. The decrease in cars out was offset in part by growth at locations that were considered ‘start up’ in the first quarter of 2005.
Average revenue per car out increased at our comparable locations primarily due to implementation of our yield management strategy, including price increases and reduced discounting in selected markets. A focus on improving the level of customer service in certain locations has supported these price increases. In addition, we will seek to deploy capital resources, in support of a value proposition that will support higher prices and generate increased volume and continue to seek customer service improvements across the portfolio with a strategy of increasing prices where appropriate.
Average overnight occupancies at comparable locations were driven by a relatively larger proportion of customers with a longer average stay in the first quarter of 2006. Typically, leisure travelers have a higher average number of days per visit than business travelers.
Our airport parking business as a whole has sufficient capacity to accommodate further growth. At locations where we are operating at peak capacity intra-day, we continue to evaluate and implement strategies to expand capacity of these locations, including the use of additional overflow facilities and car lifts. For example, during the first quarter of 2006 we recovered additional capacity from a sub-tenant, operated vehicle lifts and, during peak periods, offered customers valet service at self park facilities.
          Direct Expenses
Direct expenses for the quarter ended March 31, 2006 increased by $3.3 million of which the additional costs associated with operating eight new locations totaled approximately $3 million. Direct expenses at comparable locations were also affected by higher real estate and fuel costs.
We intend to continue pursuing costs savings through, for example, standardization of staff scheduling to minimize overtime and negotiation of bulk purchase discounts on fuel and other parking supplies.
We note that direct expenses include rent in excess of lease, a non-cash item, in the amount of $518,000 and $535,000 for the quarters ended March 31, 2006 and 2005, respectively.
          Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter ended March 31, 2006 increased by $745,000 and were affected by the following factors:
•	payroll costs associated with the expansion of the management team to support additional locations and the retirement of two members of senior management from the business; and

•	legal expenses greater than historical levels primarily related to the acquisition of new locations and scheduled union negotiations.
          Amortization of Intangibles
Amortization for the quarter ended March 31, 2006 decreased by $203,000 largely as a result of the elimination of amortization of non-compete agreements that expired in December 2005, partially offset by an increase in the fair value of the assets acquired in the fourth quarter 2005.
          Interest Expense, Net
Interest expense in the first quarter of 2006 increased by $1.8 million due to the additional interest and finance cost amortization associated with the new debt raised to finance the 2005 acquisitions. Interest expense also increased as a result of higher LIBOR rates.
Our two primary borrowings are subject to interest rate hedges which effectively cap our interest rate when the 30-day LIBOR rate is 4.5%. In March 2006 the LIBOR rate exceeded the cap rate and interest cap payments totaling $34,000 were realized during the first quarter 2006. This amount was recorded as a reduction in interest expense.

          EBITDA
EBITDA increased in the first quarter of 2006 by $1.2 million largely as a result of the 2005 acquisitions and slightly improved profit margins at our comparable locations.
The increase in profit margins at our new locations in the quarter ended March 31, 2006 reflects the acquisition of locations predominantly on owned land compared to the leased location at Avistar Philadelphia. We are currently focusing on improving profit margins at all locations. Some initiatives to increase revenues and reduce costs that we currently expect to pursue over the course of 2006 include:
•	increasing prices and reducing discounting at locations with strong demand or improved levels of customer service;

•	standardizing staff scheduling to minimize overtime; and

•	negotiating bulk purchase discounts on fuel and other parking supplies.
District Energy Business
The following table compares the historical consolidated financial performance of MDEH for the quarter ended March 31, 2006 to the quarter ended March 31, 2005.
     Key Factors Affecting Operating Results
Key factors affecting quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 were as follows:
•	capacity revenue generally increased in-line with inflation after excluding a one-time credit to a customer in the first quarter of 2005; and

•	earlier timing of pre-season maintenance expense for system reliability compared to the prior year.

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

($ in thousands) (unaudited)	Quarter Ended March 31,
	2006	2005	Change
	$	$	$	%
Cooling capacity revenue	4,189	4,059	130	3.2
Cooling consumption revenue	1,475	1,438	37	2.6
Other revenue	845	643	202	31.4
Finance lease revenue	1,298	1,342	(44)	(3.3)

Total revenue	7,807	7,482	325	4.3

Direct expenses — electricity	944	1,023	(79)	(7.7)
Direct expenses — other (1)	4,321	3,800	521	13.7

Direct expenses — total	5,265	4,823	442	9.2
Gross profit	2,542	2,659	(117)	(4.4)

Selling, general and administrative expenses	797	857	(60)	(7.0)
Amortization of intangibles	337	337	—	—

Operating income	1,408	1,465	(57)	(3.9)
Interest expense, net	(2,070)	(2,142)	72	(3.4)
Other income (expense)	(79)	32	(111)	(346.9)
Benefit for income taxes	333	—	333	—
Minority interest	(131)	(117)	(14)	12.0

Net loss	(539)	(762)	223	(29.3)

Reconciliation of net loss to EBITDA
Net loss	(539)	(762)	223	(29.3)
Interest expense, net	2,070	2,142	(72)	(3.4)
Benefit for income taxes	(333)	—	(333)	—
Depreciation	1,423	1,391	32	2.3
Amortization of intangibles	337	337	—	—

EBITDA	2,958	3,108	(150)	(4.8)

(1)	Includes depreciation expense of $1.4 million for the quarters ended March 31, 2006 and March 31, 2005, respectively.
          Gross Profit
Gross profit decreased primarily due to the earlier timing of pre-season maintenance expense for system reliability. A higher percentage of our pre-season maintenance was conducted in the first quarter of 2006 than was conducted in the first quarter of 2005. As a result, we expect to incur lower maintenance expenditures in the second quarter of 2006. Annual inflation-related increases of contract capacity rates and scheduled increases in contract consumption rates in accordance with the terms of existing customer contracts increased revenue to partially offset higher costs. Other revenue increased due to our pass-through to customer the higher cost of natural gas consumables, which are included in other direct expenses.
          Selling, General and Administrative Expenses
Selling, general and administrative expense decreased primarily due to the effects of adopting a new long-term incentive plan for management employees that required a reduction of long-term incentives previously accrued under the former plan.
          Interest Expense, Net
The decrease in net interest expense was due to higher interest income related to the general increase in bank interest rates. Our interest rate on our senior debt is a fixed rate.

     Benefit For Income Taxes
For the quarter ended March 31, 2005, our district energy business provided a full valuation allowance on the realization of all deferred tax benefits generated during the quarter due to the lack of operating history of our consolidated taxable entity, resulting in zero net tax expense or benefit. We determined during the fourth quarter of 2005 that a valuation allowance was no longer necessary due to the more likely than not probability that our deferred tax liabilities will reverse in a manner that will result in the realization of our deferred tax assets. The tax benefit of $333,000 for the quarter ended March 31, 2006 reflects the expected tax benefits on the district energy business at a combined federal and state effective rate of approximately 38%. The effective tax rate for the district energy business for 2005 was approximately 40%. The 2% decrease is attributable to the relative impact of non-deductible expenses, minority interests and state taxes on the effective rate.
     EBITDA
EBITDA decreased primarily due to the timing of preseason maintenance expense for system reliability and the accrual of previously unrecognized pension benefits for union trainees.
Toll Road Business
Our consolidated results related to the toll road business consist of two main components:
•	our equity in the earnings of Connect M1-A1 Holdings Limited, or CHL, which we hold through MYL, net of amortization expense; and

•	net interest income resulting from loans between us and a subsidiary of CHL.
Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

($ in thousands) (unaudited)	Quarter Ended March 31,
	2006		2005		Change
	$		$		$		%

Equity in earnings of investee		3,386		2,852		534	18.7
Amortization		(933)		(1,199)		266	(22.2)

Equity in earnings and amortization of investee		2,453		1,653		800	48.4
We own our toll road business through our 50% interest in CHL and share control with our joint venture partner Balfour Beatty plc. In addition to our share of the net income from the toll road business, less amortization expense, we also earned net interest income from our shareholder loans to Connect M1-A1 Limited, the wholly owned subsidiary of CHL that holds the toll road concession, of $407,000, offset by $251,000 in interest expense for our loan from Connect M1-A1 Limited.
CHL’s revenue and direct expenses for the quarter ended March 31, 2006 were £11.6 million and £3.5 million, respectively, which were substantially the same as the quarter ended March 31, 2005. Included within direct expenses was £2.4 million of depreciation expense. Net income for the quarter ended March 31, 2006 was £3.4 million. This included a £3.7 million gain resulting from changes in the value of interest rate swaps during the quarter due to higher interest rates. The gain from changes in the value of interest rate swaps recorded in the quarter ended March 31, 2005 was £2.7 million.
Connect M1-A1 Limited’s operating profit is used to service its debt and to pay distributions to us and our joint venture partner. Based on the actual annual traffic flows through CHL’s March 31 year-end and the reforecast of its fiscal 2007 budget including these traffic flows, we now expect that we will receive distributions totalling $7.7 million from CHL in 2006. This amount is approximately $1.4 million less than previously estimated. Management of CHL is actively pursuing strategies that could increase the distributions.
Investments
     Macquarie Communications Infrastructure Group, or MCG
MCG paid a cash distribution of Australian dollar 19.5 cents per stapled security on February 13, 2006 for the six months ended

December 31, 2005. We received $2.2 million net of withholding taxes. Cash distributions for the full year 2006 are expected to be approximately $4.3 million net of withholding taxes. We expect year over year growth in cash distributions of 34% for the year ended June 30, 2006 based on MCG’s public statements.
     South East Water, or SEW
During the quarter ended March 31, 2006, we recorded $2.7 million in dividend income from our investment in SEW. For the year ended December 31, 2006, we expect to receive total dividends from our investment in SEW of $5.9 million.
LIQUIDITY AND CAPITAL RESOURCES
We do not intend to retain significant cash balances in excess of what are prudent reserves. We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements, including in relation to our acquisition strategy, our debt obligations and our dividend policy. We base our assessment on the following assumptions that:
•	all of our businesses and investments generate, and will continue to generate, significant operating cash flow;

•	the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow;

•	all significant short-term growth capital expenditure will be funded with cash on hand or from committed undrawn debt facilities;

•	CHL’s amortizing debt can be paid from operating cash flow;

•	we can refinance or extend the Macquarie Parking debt facility at its initial maturity in 2006;

•	payments on Thermal Chicago/Northwind Aladdin’s debt that will begin to amortize in 2007 can be paid from operating cash flow;

•	we will be able to raise equity to refinance amounts borrowed under our revolving credit facility prior to its maturity; and

•	following an equity refinancing, we will have $300 million of revolving financing.
The section below discusses the sources and uses of cash of our businesses and investments.
Our Consolidated Cash Flow
The following information details our consolidated cash flows from operating, financing and investing activities for the periods ended March 31, 2006 and March 31, 2005. Cash flows in 2005 reflect the acquisition of new operations by our airport services business. We also discuss the historical cash flows for our toll road business and our investments in MCG and SEW.
On a consolidated basis, cash flow provided by operating activities totalled $11.8 million in the quarter ended March 31, 2006. Cash flow from operations increased 21.1% over the first quarter in 2005. The increase is primarily the result of the positive contribution from acquisitions made by our airport services and airport parking businesses reflecting effective deployment of our “greenshoe” proceeds. In addition, our investments performed as expected and we benefited from continued organic growth in our consolidated businesses. Offsetting these increases were higher interest expenses resulting from increased debt levels and higher interest rates generally.
On a consolidated basis, cash flow used in investing activities totalled $1 million in the quarter ended March 31, 2006. Cash flow used in investing activities decreased by 97.9% over the first quarter in 2005. Our airport services business acquired General Aviation Holdings for $50.3 million in the first quarter of 2005. Offsetting the decline were marginal increases in capital expenditure.
On a consolidated basis, cash flow provided by financing activities totalled $0.6 million in the first quarter of 2006. Cash flow from financing activities decreased by 98% over the first quarter in 2005. Our airport services businesses borrowed $32 million in connection with its acquisition of General Aviation Holdings in the first quarter of 2005.
As of March 31, 2006, our consolidated cash and cash equivalent balances totalled $126.5 million.

	Quarter Ended	Quarter Ended
($ in thousands)	March 31, 2006	March 31, 2005	Change
Cash provided by operations	$11,821	$9,760	21.1%
Cash used in investing activities	$(1,023)	$(49,831)	(97.9%	)
Cash provided by financing activities	$552	$27,039	(98.0%)
Subsequent to March 31, 2006, we borrowed $175 million under the revolving portion of the MIC Inc. acquisition facility to finance our acquisition of 50% of the equity of IMTT Holdings. The amended terms of this facility are described in Note 15, Subsequent Events to the consolidated condensed financial statements in Part I, Item I of this Form 10-Q.
Airport Services Business Cash Flow

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
($ in thousands)	2006	2005
Cash provided by operations	$9,513	$4,154
Cash used in investing activities	$(567)	$(50,606)
Cash (used in) provided by financing activities	$(9,153)	$50,683
Key factors influencing cash flow from our airport services business were as follows:
•	the acquisition of EAR in August 2005 that has increased cash flow in the first quarter of 2006 compared to the first quarter of 2005;

•	improved performance at existing locations;

•	an increase in interest expense reflecting higher debt levels;

•	capital expenditures in 2006 of $550,000 that were substantially unchanged from 2005, and included $496,000 for maintenance and $54,000 for expansion;

•	distributions to MIC of $8.9 million in 2006 compared to none in 2005; and

•	the acquisition in the first quarter of 2005 of GAH and related proceeds received from the issuance of long term debt and a capital contribution from MIC in January 2005.
For our airport services business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2005. We have not had any material changes to our debt and credit facilities since March 14, 2006, our 10-K filing date, except as noted below:
•	In connection with our pending acquisition of Trajen, we expect to incur additional debt through an expansion of our existing NACH credit facility. See Note 15, Subsequent Events, to the consolidated condensed financial statements in Part I, Item I of this Form 10-Q for more information.

Airport Parking Business Cash Flow

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
($ in thousands)	2006	2005
Cash provided by operations	$952	$1,647
Cash used in investing activities	$(480)	$(20)
Cash used in financing activities	$(3,606)	$(91)
Key factors influencing cash flow from our airport parking business were as follows:
•	increase in interest expense due to new debt incurred to finance the acquisitions in October 2005 and higher interest rates that reached our caps in the first quarter of 2006;

•	increase in working capital usage of $241,000, primarily relating to increase in trade and other receivables of $171,000;

•	capital expenditures in 2006 of $480,000 compared to $20,000 in 2005;

•	partial repayment in 2006 of the intercompany loan from MIC Inc. of $3.2 million; and

•	capital lease obligation payments in 2006 of $374,000.
For our airport parking business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2005. We have not had any material changes to our debt and credit facilities since March 14, 2006, our 10-K filing date.
District Energy Business Cash Flow

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
($ in thousands)	2006	2005
Cash provided by operations	$445	$1,409
Cash used in investing activities	$(350)	$(251)
Cash used in financing activities	$(2,839)	$—
Key factors influencing cash flow from our district energy business were as follows:
•	working capital usage reflecting timing of trade receivables and payment of accrued expenses;

•	increase in cash used due to the timing of on-going maintenance capital expenditures for system reliability;

•	dividend distributions of $4.1 million in 2006 compared to none in 2005; and

•	additional borrowings in 2006 of $1.3 million to finance capital expenditures.
For our district energy business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2005. We have not had any material changes to our debt and credit facilities since March 14, 2006, our 10-K filing date, except as noted below:
•	debt service ratio at March 31, 2006: 2.05 : 1

•	drawdown of revolving credit facility as of March 31, 2006: $2.1 million
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
     Dividends
Cash flow is also generated from dividends paid to Macquarie Yorkshire by CHL. The shareholders’ agreement for CHL between Macquarie Yorkshire and Balfour Beatty provides for Connect M1-A1 Limited, subject to the availability of cash and distributable reserves, to distribute all of its net income in the form of semi-annual dividends to CHL. CHL in turn distributes the cash dividends received to Macquarie Yorkshire and Balfour Beatty. For the year ended December 31, 2005, CHL paid total dividends to Macquarie Yorkshire of approximately £3.05 million and for the year ended December 31, 2006, it is currently anticipated that CHL will pay total dividends of approximately £2.9 million to Macquarie Yorkshire.
     Connect M1-A1 Limited’s Senior Debt
Distribution of dividends by Connect M1-A1 Limited to CHL and payments of principal and interest on Connect M1-A1 Limited’s subordinated loans from Macquarie Yorkshire are subject to the timely payment of interest and principal and compliance by Connect M1-A1 Limited with covenants contained in the terms of its senior debt described below. Connect M1-A1 Limited has two non-recourse senior debt facilities both of which are secured by the assets and pledged stock of Connect M1-A1 Limited.
The covenants in respect of the senior debt are tested semi-annually for the periods ended March 31 and September 30. In the commercial senior debt facility, the loan life coverage ratio cannot be less than 1.15:1, and the debt service coverage ratio for the preceding and following twelve-month period cannot be less than 1.10:1. In the European Investment Bank facility, the loan life coverage ratio cannot be less than 1.15:1, and the debt service coverage ratio for the preceding and following twelve-month period cannot be less than 1.13:1. The loan life coverage ratio is calculated by reference to the expected cash flows of Connect M1-A1 Limited over the life of the senior debt discounted at the interest rate for the senior debt. If these covenants are not met for any semi-annual period, subordinated debt and dividend payments from Connect M1-A1 Limited are required to be suspended until the covenants are complied with. While payments are suspended, excess cash balances are held by Connect M1-A1 Limited and are not required to be paid towards reducing the senior debt. At March 31, 2006, the loan life coverage ratio was 1.35:1 under the commercial senior debt facility and 1.42:1 under the European Investment Bank facility and the debt service coverage ratio was 1.25:1 for the preceding twelve months and projected at 1.24:1 for the following twelve months.
     Investments in MCG and SEW
Our cash flow from operations include dividends from our investments in MCG and SEW. The dividends we receive from MCG and SEW are dependent on the performance of the underlying businesses and compliance with debt covenants. Based on the public statements of MCG management regarding expected distributions per share for the MCG fiscal year ending June 30, 2006, we expect to receive total dividends from MCG of approximately AUD $6.4 million (USD $4.3 million net of applicable Australian withholding taxes) in the year ended December 31, 2006. Although these estimates are based on public guidance provided by the management of MCG, such guidance does not constitute a guarantee that such dividends will be paid by MCG. For the year ending December 31, 2006, based on the dividends expected to be paid by SEW during the year, we expect to receive total dividends from our investment in SEW of approximately £3.2 million (USD $5.9 million).
Capital Expenditures
On a consolidated basis, we expect to incur $8.4 million of maintenance capital expenditure in 2006 and $26.5 million of specific capital expenditures through 2008. The specific capital expenditure will be funded from available debt facilities, with the proceeds from our recent debt refinancing and with restricted cash from acquisitions. All of the maintenance and specific capital expenditure will be incurred at the operating company level.

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
For the quarter ended March 31, 2006, our airport parking business acquired shuttle buses totaling $1.7 million, which was financed by capital leases. In addition, we spent approximately $250,000 during the period on maintenance capital expenditures that were paid in cash.
     Specific Capital Expenditure
In 2006, our airport parking business expects to commit to $447,000 of specific capital projects, $147,000 of which represents specific capex and $300,000 of which we expect to finance. In addition, we intend to spend $1.6 million in 2006 on capital expenditures related to our SunPark facilities, all of which we pre-funded at the time of our acquisition.
For the quarter ended March 31, 2006, we did not incur any costs relating to specific capital projects and we incurred approximately $197,000 in pre-funded capital expenditures relating to our Sunpark facilities.
District Energy Business
For the first quarter of 2006, we spent $493,000 in maintenance capital expenditures.
For a discussion of expected capital expenditures, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2005. We have not had any material changes to our capital expenditures budget since March 14, 2006, our 10-K filing date.

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
Commitments and Contingencies
For a discussion of the future obligations of MIC Inc., the U.S. holding company for our consolidated businesses, due by period, under their various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. We have not had any material changes to our commitments since March 14, 2006, our 10-K filing date, except as discussed in Note 15 to our consolidated condensed financial statements.
For critical accounting policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our commitments and contingencies have not changed materially since March 14, 2006, our 10-K filing date, except for our pending acquisition agreements entered into subsequent to that date. See Note 15, Subsequent Events, to the consolidated condensed financial statements in Part I, Item I of this Form 10-Q for information on pending acquisitions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Our exposure to market risk has not changed materially since March 14, 2006, our 10-K filing date.
ITEM 4. CONTROLS AND PROCEDURES
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchanges Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please see the legal proceedings described in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There were no material changes to legal proceedings during the quarter ended March 31, 2006.
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

Macquarie Infrastructure Company Trust
Dated: May 10, 2006	By:	/s/ Peter Stokes
		Name:	Peter Stokes
		Title:	Regular Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Macquarie Infrastructure Company LLC
Dated: May 10, 2006	By:	/s/ Peter Stokes
		Name:	Peter Stokes
		Title:	Chief Executive Officer

Macquarie Infrastructure Company LLC
Dated: May 10, 2006	By:	/s/ David Mitchell
		Name:	David Mitchell
		Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Purchase and Sale Agreement dated April 18, 2006 by and among Trajen Holdings, Inc., the stockholders thereof and Macquarie FBO Holdings, LLC.

2.2	Stock Subscription Agreement dated April 14, 2006 between Macquarie Terminal Holdings LLC, IMTT Holdings Inc. and the Current Owners (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2006 (the “April Current Report”)).

10.1	Shareholder’s Agreement dated April 14, 2006 between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 2.2 of the April Current Report).

10.2	Amended and Restated Credit Agreement dated as of May 9, 2006 among Macquarie Infrastructure Company Inc., Macquarie Infrastructure Company LLC, the Lenders and Issuers party thereto and Citicorp North America, Inc., as Administrative Agent.

10.3	Commitments letters relating to an increase in the Senior Credit Facility of North America Capital Holding Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

99.1	Earnings release related to the quarter ended March 31, 2006