Form 10-K/A
period 2005-12-31
Macquarie Infrastructure CO Trust; Macquarie Infrastructure CO LLC
filed 2006-09-29
CIK 1289788, 1289790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Item 8. Financial Statements and Exhibits
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EX-23.2: CONSENT OF KPMG LLP
EX-31.1: CERTIFICATION
EX-32.1: CERTIFICATION

EXPLANATORY NOTE
The Registrants hereby amend “Item 8. Exhibits and Financial Statements and Supplementary Data” (“Item 8”) and “Item 15. Exhibits and Financial Statement Schedules” (“Item 15”) contained in the Macquarie Infrastructure Trust and Macquarie Infrastructure Company LLC Annual Report on Form 10-K for the year ended December 31, 2005, (the “Original Form 10-K”). This Amendment on Form 10-K/A to the Original Form 10-K is being filed solely to include Rule 3-09 financial statements of Connect M1-A1 Holdings Limited, an equity method investment of the Company, under Item 8, and to include Exhibit 23.2, the consent of the independent auditors to the incorporation by reference in the Registrant's Registration Statement on Form S-8 (No. 333-125226) of their report on such Rule 3-09 financial statements, and Exhibits 31.1 and 32.1, the certifications of our Chief Executive Officer and Interim Chief Financial Officer applicable to this Amendment, in each case under Item 15.
     This Amendment only reflects the changes discussed above. No other information included in the Original Form 10-K has been amended by this Form 10-K/A, whether to reflect any information or events subsequent to the filing of the Original Form 10-K or otherwise.
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS
CONNECT M1-A1 HOLDINGS LIMITED
(FORMERLY YORKSHIRE LINK (HOLDINGS) LIMITED)
AND SUBSIDIARY
March 31, 2006

Report of Independent Auditors
The Board of Directors
Connect M1-A1 Holdings Limited
     We have audited the accompanying consolidated balance sheet of Connect M1-A1 Holdings Limited and subsidiary as of March 31, 2006, and the related consolidated statements of operations, shareholders’ deficit and other comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’ s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Connect M1-A1 Holdings Limited and subsidiary as of March 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
KPMG LLP, Chartered Accountants
London, England
September 22, 2006

CONNECT M1-A1 HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(£ in thousands, except per share amounts)

March 31,
2006
Assets
Current assets:
Cash and cash equivalents	£322
Restricted cash	11,600
Accounts receivable	268
Unbilled accounts receivable	4,414
Receivable from shareholders	853
Inventory — consumable supplies	253
Prepaid expenses	372

Total current assets	18,082
Machinery and equipment, net of accumulated depreciation of £12,509	17,010
Investment in concession, net of accumulated depreciation of £58,735	208,861
Other assets:
Loans receivable from shareholders	18,578
Deferred finance costs	4,441

Total assets	£266,972

Liabilities and shareholders’ deficit
Current liabilities:
Accounts payable	£3,057
Accrued expenses	698
Current portion of long-term debt	17,221

Total current liabilities	20,976
Long-term liabilities
Long-term debt, net of current portion	258,869
Deferred taxes	6,722
Fair value of interest rate swaps	15,727

Total long-term liabilities	281,318

Total liabilities	302,294

Shareholders’ deficit:
Common stock, .01 par value; 10,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000
Paid in capital	1,700
Accumulated deficit	(29,240)
Accumulated other comprehensive loss	(10,782)

Total shareholders’ deficit	(35,322)

Total liabilities and shareholders’ deficit	£266,972

See accompanying notes to the consolidated financial statements.

CONNECT M1-A1 HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(£ in thousands)

Year Ended
March 31, 2006
Revenue	£47,625
Depreciation expense	(10,121)
Costs of revenue	(2,525)

Gross margin	34,979
General and administrative expenses	(298)

Operating income	34,681

Other (expense) income:
Interest expense	(20,837)
Interest income	1,980
Loss from interest rate swaps	(3,924)

Total other expense	(22,781)

Income before income taxes	11,900
Income tax expense	4,147

Net income	£7,753

See accompanying notes to the consolidated financial statements.

CONNECT M1-A1 HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’
DEFICIT AND OTHER COMPREHENSIVE INCOME (LOSS)
(£ in thousands, except number of shares)

					Accumulated
					Other		Total
	Common Stock		Paid in	Accumulated	Comprehensive		Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total	Income
Balance as of March 31, 2005	3,000,000	£3,000	£847	£(29,693)	£(11,506)	£(37,352)
Capital contribution	—	—	853	—	—	853
Net income	—	—	—	7,753	—	7,753	£7,753
Amortization of premium on derivatives created on adoption of SFAS 133 (£1,034 net of tax of £310)	—	—	—	—	724	724	724
Dividends paid	—	—	—	(7,300)	—	(7,300)	—

Balance as of March 31, 2006	3,000,000	£3,000	£1,700	£(29,240)	£(10,782)	£(35,322)	£8,477

See accompanying notes to the consolidated financial statements.

CONNECT M1-A1 HOLDINGS LIMITED AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(£ in thousands)

Year Ended
March 31, 2006
Operating activities
Net income	£7,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,121
Amortization of deferred finance costs	330
Redemption premium	496
Accretion of interest on receivable from shareholders	(933)
Amortization of other comprehensive income	1,034
Deferred taxes	2,968
Change in fair value of interest rate swaps	(645)
Changes in operating assets and liabilities:
Accounts receivable	(218)
Unbilled receivables	426
Prepaid expenses	(97)
Inventory	6
Accounts payable	337
Accrued expenses	383

Net cash provided by operating activities	21,961
Investing activities
Restricted cash	800

Net cash provided by investing activities	800
Financing activities
Repayment of long-term debt	(16,138)
Contributions from shareholders	656
Cash dividends paid	(7,300)

Net cash used in financing activities	(22,782)
Net decrease in cash and cash equivalents	(21)
Cash and cash equivalents, beginning of year	343

Cash and cash equivalents, end of year	£322

Supplemental disclosures
Income tax paid (cash)	£1,006

Interest paid (cash):
Interest rate swaps	£3,534
Senior debt	18,009
Subordinated debt	1,711

£23,254

See accompanying notes to the consolidated financial statements.

CONNECT M1-A1 HOLDINGS LIMITED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
1. Description of Business and Basis of Presentation
     The accompanying consolidated financial statements include the accounts of Connect M1-A1 Holdings Limited (“Holdings”), formerly Yorkshire Link (Holdings) Limited, and its wholly owned subsidiary Connect M1-A1 Limited (“Connect M1-A1”), formerly Yorkshire Link Limited, (collectively referred to as the “Company”). Holdings was established in 1994 as an investment by Balfour Beatty plc (“Balfour Beatty”) and Kvaerner plc (“Kvaerner”). Macquarie European Infrastructure plc purchased Macquarie Infrastructure (UK) Limited, formerly Kvaerner Corporate Developments Limited, the vehicle which housed Kvaerner’s ownership interest in Holdings, in 1999. Balfour Beatty and Macquarie Infrastructure (UK) Limited (collectively known as the “former Shareholders”), through their ownership of Holdings, jointly controlled Connect M1-A1, a limited liability company incorporated in the United Kingdom that was formed in 1994 to design, build and operate the Yorkshire Link Road around Leeds, England under a 30 year concession agreement (the “Concession Agreement”) with the Secretary of State for Transport (the “Transport Secretary”).
     Macquarie Infrastructure (UK) Limited transferred its ownership in Holdings to Macquarie Yorkshire Limited (“MYL”) in April 2003. On December 22, 2004, Macquarie Yorkshire Limited was acquired by a wholly owned subsidiary of Macquarie Infrastructure Company LLC (“MIC”). MIC is a wholly owned subsidiary of Macquarie Infrastructure Company Trust, which is headquartered in New York, USA and is listed on the New York Stock Exchange. All decisions relating to the Company which require board approval are approved jointly by the appointed directors of Balfour Beatty and MIC. Balfour Beatty and MIC are collectively known as the “Shareholders”.
     The Yorkshire Link Road is a motorway link of almost thirty kilometers in length (nineteen miles) which provides a strategic connection between the M1 and M62 motorways south of Leeds, England and the A1 Trunk Road south of Wetherby, England. Upon the conclusion of the Concession Agreement, the Yorkshire Link Road will transfer to the U.K. Government. Connect M1-A1 has certain obligations set out in the Concession Agreement, including, for example, a requirement to maintain the road. If Connect M1-A1 defaults on its obligations under the Concession Agreement, the Transport Secretary may terminate the Concession Agreement without compensation to Connect M1-A1. In addition, the Transport Secretary may terminate the Concession Agreement under other circumstances, including the following:
•	the performance obligations under the Concession Agreement become impossible without the exercise of a statutory power by the Transport Secretary;

•	the Transport Secretary chooses not to exercise that power following a request by the Connect M1-A1; and

•	Connect M1-A1 and the Transport Secretary fail to agree on an alternative means of performance within a period of 90 days.
     From March 1996 through February 1999, Connect M1-A1 designed and constructed the Yorkshire Link Road. The Yorkshire Link Road was officially opened to traffic on February 4, 1999. Connect M1-A1 is now maintaining and operating the Yorkshire Link Road for the duration of the Concession Agreement, which expires in March 2026. This Concession Agreement is the sole source of the Company’s revenue and operations and, upon the end of the contract, the Company will be dissolved.
     The financial information set out above does not constitute the Company’s statutory accounts for the year ended March 31, 2006. Statutory accounts for 2005 have been delivered to the registrar of companies, and those for 2006 will be delivered in due course. The Company’s auditors have reported on those accounts; their reports were unqualified and did not contain statements under section 237(2) or (3) of the Companies Act 1985.
2. Summary of Significant Accounting Policies
  Principles of Consolidation
     All significant intercompany balances and transactions have been eliminated on consolidation.
  Use of Estimates

CONNECT M1-A1 HOLDINGS LIMITED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Summary of Significant Accounting Policies (continued)
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are primarily made in relation to revenue recognition for any period less than twelve months.
  Cash and Cash Equivalents
     Cash and cash equivalents are defined as all short-term highly liquid investments with an original maturity of 90 days or less.
  Inventories
     Inventories consist primarily of consumable supplies and materials. Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out basis. Market value is determined by the quoted price for comparable supplies and materials.
  Investment in Concession
     The Investment in the Concession, the Yorkshire Link Road, is stated at cost less accumulated depreciation. The Company capitalized interest cost incurred by Connect M1-A1 during construction as a component of the Yorkshire Link Road cost of construction. There has been no interest capitalized during any subsequent period.
     Depreciation on the Yorkshire Link Road in any period is determined based on a percentage of Heavy Goods Vehicle (“HGV”) usage in that period relative to the total estimated HGV usage over the life of the Concession Agreement. Depreciation commenced on February 4, 1999.
     Maintenance and repair costs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated.
     The Company has scheduled its maintenance and repairs so as to ensure that the Yorkshire Link Road is in the necessary condition at the date of transfer to the United Kingdom Government. The Company may incur additional maintenance and repair costs at the end of the Concession Agreement if the scheduled maintenance and repairs do not achieve that objective.
  Property and Equipment
     Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives ranging from three to twenty years.
     The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.
  Deferred Finance Costs
     Finance costs in relation to the Company’s debt are recorded as an asset and amortized over the terms of the loans, using the effective interest rate method. Deferred finance costs relating to debt extinguishments are written off to the statement of operations in that period.
  Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is

CONNECT M1-A1 HOLDINGS LIMITED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Summary of Significant Accounting Policies (continued)
present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the carrying value exceeds such undiscounted cash flows, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for an investment of similar risk.
  Income Taxes
     The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.
  Revenue Recognition
     The Company’s sole source of revenue is from the Transport Secretary through a shadow tolling system that is based on traffic volume, toll rates and vehicle class, as defined in the Concession Agreement. In accordance with the agreement, the Company receives provisional monthly payments based on revenues earned in the prior fiscal year ending March 31. An annual reconciliation is provided shortly after the fiscal year end and any under or overpayment is adjusted. Any difference between the revenue recognized and the revenue billed is recorded as an unbilled receivable or a payable.
     The Concession Agreement provides traffic bands for the rates per vehicle kilometer (vkm) that are the basis for the shadow tolls. The rate per vkm in each band generally decreases, as the traffic volumes increase. These bands are based on annual traffic volumes, as expressed in vkm terms. The rates per vkm are subject to an indexation factor, as defined by the Concession Agreement, which varies from time to time. Changes to the indexation factor have the general effect of decreasing the rate per vkm over the concession period.
     For annual periods, revenue is calculated based on the actual traffic volume applying the vkm rates for that period. The vkm rates represent the contractual traffic band rate modified for the indexation factor applicable to that period. The annual revenue generated from the concession is subject to a maximum amount. For periods of less than twelve months, the Company determines an expected average rate per vehicle for each vehicle class, based on estimated traffic volume, which is used as the basis for revenue recognition. The Company recognizes revenue based on the actual traffic volumes at the estimated average rate per vehicle.
  Accounting for Derivative Instruments and Hedging Activities
     On April 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and used for hedging activities. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, all changes in the fair value of the derivative and changes in the fair value of the hedged item attributable to the hedged risk are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. The ineffective portions of both fair value and cash flow hedges are immediately recognized in the accompanying consolidated statement of operations.
     Upon adoption of SFAS 133, to the extent that an entity had derivative instruments that were consistent with cash flow hedges, the cumulative effect of adoption was required to be recorded as an adjustment to other comprehensive income (loss) and released over the remaining life of the interest rate swaps based on the effective interest rate method. The Company recorded a cumulative effect of adoption, net of tax, of £14.2 million. This balance is released from other comprehensive income (loss) to the statement of operations each period. The accumulated other comprehensive income (loss) balance of the Company relates only to derivative instruments.

CONNECT M1-A1 HOLDINGS LIMITED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Summary of Significant Accounting Policies (continued)
     Following adoption of SFAS 133, the interest rate swaps are accounted for at fair value with any change in fair value being reflected in the statement of operations each period.
  Loans Receivable from Shareholders
     The Company records non-interest bearing receivables from Shareholders at the discounted value based on an estimated discount rate in place at the date of issuance of the amounts. The difference between the discounted value and the cash value is recorded as a distribution to shareholders. The Company records interest income based on the imputed rate over the life of the loan and increases the amount of the receivable.
3. Restricted Cash
     In accordance with a restriction in the agreements with Connect M1-A1’s lending institutions, a certain level of cash is restricted in order to maintain a balance sufficient to cover the anticipated debt service for the following three to six months.
4. Long-Term Debt
     Long-term debt consists of the following (in thousands):

March 31,
2006
Senior Bank Loan	£181,308
European Investment Bank Loan	76,608
Junior Subordinated Loan from Shareholders	5,709
Subordinated Loan from Shareholders	9,400
Redemption Premium on Subordinated Loan from Shareholders	3,065

276,090
Less current portion of long-term debt	17,221

£258,869

     At March 31, 2006, future maturities of long-term debt (excluding the redemption premium) for the years ending March 31 are as follows (in thousands):

March 31,
2006
2007	£16,896
2008	19,232
2009	22,022
2010	19,383
2011	20,370
Thereafter	175,122

£273,025

     In September 2001, Connect M1-A1 repaid certain of its outstanding debt facilities and replaced them with new borrowings. At the same time, the former Shareholders purchased the Subordinated Loan from a third party. As a result, the term of the senior credit facilities were lengthened from thirteen to twenty-three years.
  Senior Bank Loan
     The Senior Bank Loan bears interest at LIBOR plus 0.8% per year in 2006 (and increases to 0.9% per year in 2020) and is repayable in semiannual installments through March 31, 2024.

CONNECT M1-A1 HOLDINGS LIMITED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Long-Term Debt (continued)
  European Investment Bank (EIB) Loan
     The EIB Loan is provided by the EIB to companies to contribute towards the integration, balanced development and economic and social cohesion of the European Union member countries. This loan was provided as part of the original financing of the Yorkshire Link Road. A portion of the loan was guaranteed by a commercial letter of credit (£47.5 million) and a portion of the loan was guaranteed by the European Investment Fund (“EIF”) (£22.5 million). The guaranteed portion of the loan bears interest at 9.23% per year and the remaining portion bears interest at 9.53% per year. The loan agreement allows the guarantee to be released based on the achievement of certain financial covenants. These covenants were met in November 2005, in relation to the £47.5 million letter of credit. The loan is repayable in semiannual installments through March 25, 2020. In the event of the early retirement of the EIB facility by Connect M1-A1, break funding charges would be payable by Connect M1-A1, the magnitude of which would depend upon the existing interest rate environment at the date of early retirement. As of March 31, 2006, the estimated break funding charges would be approximately £18.9 million.
  Junior Subordinated Loan from Shareholders
     The subordinated loan from shareholders was entered into on March 26, 1996. The Junior Subordinated Loan was put in place by the former Shareholders to facilitate the construction of the Yorkshire Link Road and to provide the shareholders with a fixed return. The subordinated loan bears interest at 15% per year and it is repayable in 2020.
  Subordinated Loan from Shareholders
     The subordinated loan bears interest at LIBOR plus 4% per year, with a minimum interest rate of 6% per year, and is repayable in semi-annual installments from March 31, 2005 through September 30, 2016. The loan, originally with a third party, was purchased equally by the former Shareholders in 2001. These agreements continue to be in place between Connect M1-A1 and the current shareholders of the Company, Balfour Beatty and Macquarie Yorkshire Limited. In addition to the annual interest cost, the loan includes a redemption premium of £6.5 million that is being accreted based on the effective interest rate over the life of the loan.
     The covenants in respect of the senior debt are tested semi-annually for the periods ended March 31 and September 30. In the commercial senior debt facility, the loan life coverage ratio cannot be less than 1.15:1, and the debt service coverage ratio for the preceding and following twelve-month period cannot be less than 1.10:1. In the EIB facility, the loan life coverage ratio cannot be less than 1.15:1, and the debt service coverage ratio for the preceding and following twelve-month period cannot be less than 1.13:1. The loan life coverage ratio is calculated by reference to the expected cash flows of Connect M1-A1 over the life of the senior debt discounted at the interest rate for the senior debt. If these covenants are not met for any semi-annual period, subordinated debt and dividend payments from Connect M1-A1 are required to be suspended until the covenants are complied with. While payments are suspended, excess cash balances are held by Connect M1-A1 and are not required to be paid towards reducing the senior debt. Connect M1-A1 has been in compliance with all such covenants during the reporting period. At March 31, 2006, the loan life coverage ratio was 1.31:1 under the commercial senior debt facility and 1.39:1 under the EIB facility and the debt service coverage ratio was 1.23:1 for the preceding twelve months and projected at 1.23:1 for the following twelve months.
     All of Connect M1-A1’s borrowings contain either a fixed or varying security interest over the assets of Connect M1-A1, as defined by an intercreditor agreement. All long-term debt facilities would be repaid in advance of other general creditors in the event of Connect M1-A1 becoming insolvent, except as prohibited by any legal restriction.
5. Related Party Transactions
  Loans Receivable from Shareholders
     Connect M1-A1 has agreements with the Company’s Shareholders which allow them to each borrow available cash, as defined in the agreements. Under the agreements, each shareholder shall only be entitled to draw an amount if the other shareholder draws the same amount at that time. The former Shareholders of the Company borrowed on these agreements in 2001 and 2002 and no further facilities were available for future draw down. These agreements continue to be in place between Connect M1-A1 and the current shareholders of the Company, Balfour Beatty and Macquarie Yorkshire Limited.

CONNECT M1-A1 HOLDINGS LIMITED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Related Party Transactions (continued)
     These loans are non-interest bearing and repayable between 2016 and 2025. Repayments are deferrable up until the maturity date; however, any deferred repayments attract a penalty interest rate of LIBOR plus 2% per year. Any deferral of payment must be approved by both of the Shareholders. The present value of future cash flows, discounted at the long-term zero coupon rate plus 0.75% per year at the date of each drawdown was recorded as the upstream loan. The difference between the discounted value and the future value of the loan is accreted over time through interest income in the statement of operations using the effective interest method.
     The borrowing of £14.2 million on September 4, 2001 was discounted at 6.23% per year, the borrowing of £21.6 million on March 31, 2002 was discounted at 6.16% per year and the borrowing of £15 million on June 30, 2002 was discounted at 5.97% per year. The gross value of the loans receivable from Shareholders as of March 31, 2006 is £50.8 million.
  Management and Other Services
     Under the terms of the Shareholder and Secondment Agreements, either the Balfour Beatty Group or MIC provide the Company with staff, directors and vehicle rentals. Amounts paid during the year ended March 31, 2006 were £474,000 for management services, directors’ fees of £nil and vehicle rental of £18,000.
     As at March 31, 2006, accounts payable included £141,000 due to Balfour Beatty.
     As at March 31, 2006, receivables from shareholders of £853,000 represented receivables from Balfour Beatty and MIC for the compensation of amounts payable under transfer pricing arrangements, as discussed below in Note 8.
6. Income Taxes
     The provision for income taxes from continuing operations consists of the following (in thousands):

Year Ended
March 31, 2006
Current	£326
Deferred	3,821

£4,147

     The reconciliation of income taxes computed at the U.K. statutory rate to income tax expense is as follows (in thousands):

Year Ended
March 31, 2006
Tax at U.K. statutory rate of 30% per year	£3,570
Additional taxable revenues	577

Income tax expense	£4,147

     Significant components of the Company’s deferred tax liabilities are as follows (in thousands):

March 31,
2006
Accelerated capital allowances	£(16,565)
Unrealized trading losses	5,125
Interest rate swaps	4,718

Deferred tax liability	£(6,722)

     The unrealized trading losses are not expected to expire prior to the end of the concession. Unrealized trading losses as at March 31, 2006 were £17.1 million.
     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that such benefit will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

CONNECT M1-A1 HOLDINGS LIMITED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Fair Value of Financial Instruments
     The estimated fair value of the Company’s financial instruments at March 31, 2006 is summarized below. Certain estimates and judgments were required to develop the fair value amounts. The fair value amounts shown below are not necessarily indicative of the amounts that the Company would realize upon disposal nor do they indicate the Company’s intent or ability to dispose of the financial instrument.
     The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:
•	Loans receivable from Shareholders — The fair value of these loans is determined by discounting future cash flows at the reporting date using the long-term zero coupon rate plus 0.75% per year at the reporting date. As of March 31, 2006, the weighted average discount rate used was 5.29% per year.

•	Long-term debt — The fair value of long-term debt is estimated based on the discounted future cash flows using currently available interest rates for similar instruments. A margin was applied ranging between 0.48% per year for the EIB Loan to 3.27% per year for both of the Subordinated Loans.

	FAIR	CARRYING
	VALUE	VALUE

	March 31,	March 31,
	2006	2006
	(in thousands)	(in thousands)
European Investment Bank loan	£95,532	£76,608
Junior Subordinated Debt	£9,086	£5,709
Commercial Subordinated Debt	£13,656	£12,465
Loans receivable from Shareholders	£22,128	£18,578
     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amount of Connect M1-A1’s senior bank loan approximates fair value because of the variability of the interest cost associated with the instrument.
     Connect M1-A1 also enters into interest swap arrangements related to its bank borrowings to manage its exposure to variability in cash flows associated with floating interest rates. The total swap notional value approximates 70% of the amortizing debt balance over the term of the senior bank loan. As of March 31, 2006, Connect M1-A1 had five outstanding interest rate swap arrangements.
•	The first arrangement is an interest rate swap, which has a notional amount of £10.3 million as of March 31, 2006 and expires on March 31, 2014. Under this agreement, the fixed rate payable is 9.63% per year.

•	The second arrangement is an interest rate swap, which has a notional amount of £14.8 million as of March 31, 2006 and expires on March 31, 2014. Under this agreement, the fixed rate payable is 9.45% per year.

•	The third arrangement is an interest rate swap, which has a notional amount of £17.0 million as of March 31, 2006 and expires on March 31, 2014. Under this agreement, the fixed rate payable is 9.45% per year.

•	The fourth arrangement is an interest rate swap, which has a notional amount of £17.0 million as of March 31, 2006 and expires on March 31, 2014. Under this agreement, the fixed rate payable is 9.45% per year.

•	The fifth arrangement is an interest rate swap, which has a notional amount of £67.9 million as of March 31, 2006 and expires on March 31, 2024. Under this agreement, the fixed rate payable is 5.68% per year.
     The estimated fair value of these five swaps is based on quoted market prices. As of March 31, 2006, the fair value was estimated to be a liability of £15.7 million. The change in fair value is reflected in the accompanying consolidated statement of operations.

CONNECT M1-A1 HOLDINGS LIMITED AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Commitments and Contingencies
  Litigation
     As of March 31, 2006, the Company was not party to any material legal proceedings.
     On March 20, 2004, a fatal road accident occurred on Yorkshire Link. The accident is currently the focus of an ongoing investigation by local police authorities. As part of their investigation, the police have interviewed several employees and, pursuant to a search warrant, have collected certain documentation from Connect M1-A1’s offices. Connect M1-A1 has fully cooperated with the police investigation and, to date, has received no further information with respect to the outcome of the police investigation. Connect M1-A1 has conducted an internal investigation and believes that its maintenance of the section of Yorkshire Link where the accident occurred was in compliance with its obligations under the concession.
  Letter of Credit Facilities
     Connect M1-A1 had a letter of credit of £47.5 million in place to guarantee a portion of the EIB Loan. Connect M1-A1 paid a 0.75% per year fee on the letter of credit. The letter of credit was initially set to expire in 2020 but was cancelled in November 2005 as the Connect M1-A1 was released from the guarantee requirement for the EIB Loan.
     In addition, the Company’s Shareholders each provided EIB with letters of credit of £1 million which were callable if the EIB Loan was prepaid and the Connect M1-A1 did not pay the prepayment penalties. These letters of credit were cancelled by the end of November 2005 upon the achievement of certain release test criteria.
  EIF Guarantee
     Connect M1-A1 has a guarantee facility with EIF to guarantee £22.5 million of the EIB Loan. Connect M1-A1 pays a contractually agreed-upon fee and the guarantee expires in 2014.
  Periodic Maintenance
     Connect M1-A1 is required to make ongoing expenditures to maintain the condition of the Yorkshire Link Road in accordance with the terms of the Concession Agreement. Connect M1-A1 estimates spending approximately £30.4 million, at 2005 prices, on periodic maintenance over the remaining life of the concession.
  Transfer Pricing
     On April 1, 2004, the U.K. government introduced Transfer Pricing rules. The new Transfer Pricing rules require all intercompany debt arrangements to be on an arm’s-length basis in order to be respected as loans under U.K. tax law. Connect M1-A1 has loans receivable from the Company’s Shareholders which are non-interest bearing. From April 1, 2004, Connect M1-A1 has imputed interest and included this as additional interest income in its tax computation. The Shareholders of the Company compensate Connect M1-A1 through a combination of surrendering losses and making compensating cash payments equal to the additional tax paid. The impact of the transfer pricing rules on the financial condition and results of operations of the Company is not material.
9. Subsequent Event
     MIC has entered into an agreement that provides for a sale of its 50% interest in Connect Holdings for GBP 43.6 million. The sale is expected to close before the end of November, 2006, subject to the waiver or exercise of pre-emptive rights held by Balfour Beatty and customary third party approvals.

Item 15. Exhibits, Financial Statement Schedules
Financial Statements and Schedules
     The consolidated financial statements in Part II, Item 8, are filed as part of this report.
Exhibits
     23.2 Consent of KPMG LLP

     31.1 Rule 13a-14(a)/15d-14(a) Certification

     32.1 Section 1350 Certification

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2006.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

By:	/s/ Peter Stokes

Peter Stokes Regular Trustee

MACQUARIE INFRASTRUCTURE COMPANY LLC

By:	/s/ Peter Stokes

Peter Stokes Chief Executive Officer and Interim Chief Financial Officer

Power of Attorney
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Company LLC and in the capacities indicated on the 29th day of September, 2006.

Signature		Title

/s/ Peter Stokes		Chief Executive Officer and Interim Chief Financial Officer

Peter Stokes		(Principal Executive Officer and Principal Financial Officer)

/s/ Todd Weintraub		Interim Principal Accounting Officer

Todd Weintraub		(Principal Accounting Officer)

*		Chairman of the Board of Directors

John Roberts

*		Director

Norman H. Brown, Jr.

*		Director

George W. Carmany III

*		Director

William H. Webb

* by:	/s/ Peter Stokes

Peter Stokes, Attorney-in-fact