Form 10-K/A
period 2005-12-31
Macquarie Infrastructure CO Trust; Macquarie Infrastructure CO LLC
filed 2006-10-16
CIK 1289788, 1289790

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

i

EXPLANATORY NOTE
      This Annual Report on Form 10-K/ A, or this Amendment, is being filed for the purpose of amending and restating certain notes to our consolidated financial statements and certain other quarterly and segment information contained in our Annual Report on Form 10-K for the year ended December 31, 2005 that was originally filed with the Securities and Exchange Commission on March 15, 2006, as amended by the Form 10-K/ A filed September 29, 2006. The Amendment is being made to revise unaudited quarterly financial information and certain segment information to correct an accounting error in the treatment for interest rate and foreign exchange derivative instruments that did not qualify for hedge accounting during this period. Although the impact of this accounting error on our unaudited quarterly information and certain segment information is material, the cumulative effect is immaterial to our audited consolidated financial statements. As a result, we have not restated our audited financial statements for the year ended December 31, 2005 and other consolidated annual financial information to reflect this error. However, we have restated 2005 financial information for our airport services and airport parking segments to reflect this error. We have also filed today amended and restated Quarterly Reports on Form 10-Q/ A for the quarters ended March 31, 2006 and June 30, 2006 to reflect the same correction of an accounting error related to the accounting treatment for derivative instruments, which include comparative quarterly information for the comparable period in 2005.
      This Amendment also corrects our evaluation of disclosure controls and procedures and management’s report on internal control over financial reporting as a result of our reassessment of material weaknesses in internal control over financial reporting. Following our initial discovery of errors related to hedge accounting for certain derivatives, on September 13, 2006 our Audit Committee determined that we would amend and restate previously issued unaudited financial statements and other financial information for the first two quarters of 2006 and we initiated a comprehensive review of all of our determinations and documentation related to hedge accounting for derivative instruments, as well as our related processes and procedures. During this process, management had frequent discussions with the Audit Committee members to review the potential impact of these matters and the progress of the comprehensive review and analysis. As a result of that review, management determined that none of our interest rate or foreign exchange derivative instruments qualified for hedge accounting and recommended to the Audit Committee that previously reported 2005 unaudited quarterly financial statements and quarterly financial information, as well as certain 2005 segment financial information should also be restated. The Audit Committee agreed with management’s recommendation and determined that previously reported unaudited quarterly financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, quarterly financial information relating to each quarter within 2005 and 2005 financial information for our airport services and airport parking segments should no longer be relied upon. See Note 24 to our consolidated financial statements for a discussion of the nature of this error and the effect of this change in our accounting treatment on our unaudited quarterly financial information for the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 and on our 2005 financial information for our airport services and airport parking segments. See Item 9A — Controls and Procedures for further information regarding our reassessment of material weaknesses in internal control over financial reporting.
      We also included as exhibits to this Amendment new certifications of our principal executive officer and principal financial officer. Finally, we have included the audited financial statements of Connect M1-A1 Holdings Limited and Subsidiary for the year ended March 31, 2006 which were previously filed with the SEC in our Annual Report of Form 10-K/ A on September 29, 2006.
      Except as described above, no attempt has been made in this Amendment to amend or update other disclosures presented in the Annual Report on Form 10-K/ A, and therefore this Amendment does not reflect events occurring after the original filing on March 15, 2006 or amend or update those disclosures, or related exhibits, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our amended and restated Quarterly Reports on Form 10-Q/ A for the quarters ended March 31, 2006 and June 30, 2006 filed today as well as our other filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K.

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
      Certain financial information within the Airport Services Business and Airport Parking Business sections have been restated to correct the errors in accounting for derivatives detailed in Note 24 to our consolidated financial statements.
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

Changes in the Fair Value of Derivatives
      As a result of our discovery of errors in the accounting treatment of our derivative instruments, we have determined that we will not use hedge accounting throughout 2006. Therefore, changes in the fair value of these instruments will be recorded as a pre-tax non-cash gain or loss in our income statement and will result in a corresponding after-tax increase or decrease in net income and EBITDA. In 2006, through the third quarter, including all segments except for our district energy business, we expect to record a pre-tax gain in the fair value of derivatives in the range of $1 million to $3 million on a consolidated basis.
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
      For the year ended December 31, 2005, we earned consolidated net income of $15.2 million. Our consolidated results included net income of $5.8 million from our airport services business, $452,000 from our district energy business, and a loss of $3.4 million from our airport parking business. Our 50% share of net income from the toll road business was $3.7 million, net of non-cash amortization expense of $3.8 million and we also recognized $429,000 in other income. We earned $8.5 million (including $390,000 of other income) in dividend income from our investment in SEW and $4.2 million in dividend income from our investment in MCG. We incurred selling, general and administrative expenses of $9.5 million. Included in selling, general and administrative expenses are $2.9 million related to complying with the requirements under Sarbanes Oxley and $1.8 million related to an unsuccessful acquisition bid. We recorded $9.3 million in base fees earned by our Manager, pursuant to the terms of the management service agreement.

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Key Factors Affecting Operating Results

•	contribution of positive operating results from two new FBOs in California (GAH) acquired in January 2005 and one FBO in Las Vegas (EAR) acquired in August 2005;

•	higher average dollar per gallon fuel margins at existing locations;

•	continued increases in fuel prices;

•	higher rental income from new hangars and increased tenant occupancy;

•	no significant effect on our results from recent hurricanes; and

•	higher 2005 first quarter de-icing revenues at our northeast locations.

					GAH & EAR
	Existing Locations (NACH & MANA)				Acquisitions		Total

			Change						Change
	2005	2004			2005		2005	2004
	$	$	$	%	$		$	$	$	%

	($ in thousands)
Fuel revenue	115,758	100,363	15,395	15.3	27,515		143,273	100,363	42,910	42.8
Non-fuel revenue	48,677	41,714	6,963	16.7	9,536		58,213	41,714	16,499	39.6

Total revenue	164,435	142,077	22,358	15.7	37,051		201,486	142,077	59,409	41.8
Cost of revenue-fuel	68,240	53,572	14,668	27.4	16,566		84,806	53,572	31,234	58.3
Cost of revenue-non-fuel	6,718	6,036	682	11.3	862		7,580	6,036	1,544	25.6

Total cost of revenue	74,958	59,608	15,350	25.8	17,428		92,386	59,608	32,778	55.0
Fuel gross profit	47,518	46,791	727	1.6	10,949		58,467	46,791	11,676	25.0
Non-fuel gross profit	41,959	35,678	6,281	17.6	8,674		50,633	35,678	14,955	41.9

Gross profit	89,477	82,469	7,008	8.5	19,623		109,100	82,469	26,631	32.3
Selling, general and administrative expenses	54,472	55,041	(569)	(1.0)	10,668		65,140	55,041	10,099	18.3
Depreciation and amortization	12,187	12,142	45	0.4	3,465		15,652	12,142	3,510	28.9

Operating income	22,818	15,286	7,532	49.3	5,490		28,308	15,286	13,022	85.2
Other expense	(122)	(11,814)	11,692	99.0	(913)		(1,035)	(11,814)	10,779	91.2
Interest expense, net	(14,714)	(11,423)	3,291	28.8	(3,599	)(1)	(18,313)	(11,423)	(6,890)	60.3
Unrealized gains on derivative instruments	1,990	—	1,990	NA	—		1,990	—	1,990	NA
Provision (benefit) for income taxes	4,591	(326)	4,917	1,508.3	543		5,134	(326)	5,460	1,674.8

Net income (loss) from continuing operations	5,381	(7,625)	13,006	170.6	435		5,816	(7,625)	13,441	176.2

Reconciliation of net income (loss) from continuing operations to EBITDA from continuing operations:
Net income (loss) from continuing operations	5,381	(7,625)	13,006	170.6	435		5,816	(7,625)	13,441	176.2
Interest expense, net	14,714	11,423	(3,291)	28.8	3,599		18,313	11,423	6,890	60.3
Provision (benefit) for income taxes	4,591	(326)	4,917	1,508.3	543		5,134	(326)	5,460	1,674.8
Depreciation and amortization	12,187	12,142	45	0.4	3,465		15,652	12,142	3,510	28.9

EBITDA from continuing operations	36,873	15,614	21,259	136.1	8,042		44,915	15,614	29,301	187.7

(1)	We have allocated a portion of NACH interest expense to GAH and EAR on the basis of amortization expense of intangible assets, mainly airport contract rights, of GAH and EAR as a proportion of total NACH intangible assets amortization expenses. Therefore, we recognize interest expense on EAR even though we did not incur any additional senior debt at the time of our acquisition of EAR.

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

Interest Expense, Net
      Interest expense increased by $6.9 million in 2005 over 2004 largely as a result of an increase in the level of debt, which was incurred at the time of our acquisition of GAH, and as a result of the refinancing described below. Interest expense in 2005 includes the following items:

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
      Since we have economically hedged 100% of our interest rate exposure, our effective interest rate through 2010 is 6.52% on the $300 million loan facility.

EBITDA
      The substantial increase in EBITDA from existing locations, excluding the unrealized gain on derivative instruments, is due to increased dollar fuel margins combined with a reduction in other expenses associated with the sale and financing of the acquisition of Atlantic by NACH of approximately $13.4 million in July 2004. Excluding these expenses EBITDA at existing locations would have increased 20.2%.

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

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Key Factors Affecting Operating Results
      Key factors influencing operating results were as follows:

•	an increase in cars out at comparable locations and the revenue contributed by the new locations resulted in a 16.2% increase in revenue during the year ended December 31, 2005;

•	reduced discounting and yield management of, for example, daily airport employee customers contributed to the slight increase in average parking revenue per car out for comparable locations during the year. The impact of these initiatives was stronger in the second half of 2005; and

•	higher operating costs at comparable locations lowered operating margins while margins at new locations reflected less impact from start up costs than experienced in the prior year period and the positive contribution from the SunPark facilities acquired in the fourth quarter of 2005.

			Change
	2005	2004
	$	$	$	%

	($ in thousands)
Revenue	59,856	51,444	8,412	16.4
Direct expenses(1)	45,076	36,872	8,204	22.2

Gross profit	14,780	14,572	208	1.4
Selling, general and administrative	4,509	4,670	(161)	(3.4)
Amortization of intangibles	3,802	2,850	952	33.4

Operating income	6,469	7,052	(583)	(8.3)
Interest expense, net	(10,320)	(8,392)	(1,928)	23.0
Other expense	(14)	(47)	33	(70.2)
Unrealized losses on derivative instruments	(170)	—	170	NA
Income tax benefit	60	—	60	NA
Minority interest in loss of consolidated subsidiaries	538	629	(91)	(14.5)

Net loss	(3,437)	(758)	(2,679)	353.4

Reconciliation of net loss to EBITDA:
Net loss	(3,348)	(758)	(2,590)	341.7
Interest expense, net	10,320	8,392	1,928	23.0
Depreciation	2,397	2,164	233	10.8
Amortization of intangibles	3,802	2,850	952	33.4

EBITDA	13,022	12,648	374	3.0

(1)	Includes depreciation expense of $2.4 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively.

	Year Ended December 31,

Operating Data:	2005	2004

Total Revenues (thousands)(1):
New locations	$8,031	$1,006
Comparable locations	$51,825	$50,438
Comparable locations increase	2.8%
Gross Profit Percentage:
New locations	0.75%	(241.21)%
Comparable locations	28.54%	32.88%
Parking Revenues (thousands)(2):
New locations	$7,594	$823
Comparable locations	$50,221	$48,368
Comparable locations increase	3.8%
Cars Out(3):
New locations	276,414	27,481
Comparable locations	1,390,947	1,344,198
Comparable locations increase	3.5%
Average Parking Revenue per Car Out:
New locations	$27.48	$29.96
Comparable locations	$36.11	$35.98
Comparable locations increase	0.3%
Average Overnight Occupancy(4):
New locations	6,372	1,252
Comparable locations	14,321	14,177
Comparable locations increase	1.0%
Locations:
New locations	11
Comparable locations	20

(1)	Total Revenues include revenues from all sources, including but not limited to Parking Revenues.

(2)	Parking Revenues include all receipts from parking related revenue streams, which includes monthly, membership and receipts from third parties such as Expedia and Orbitz.

(3)	Cars out refers to the total number of customers exiting during the period.

(4)	Average overnight occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day, which does not reflect turnover and intra-day activity.

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

EBITDA
      Excluding the aforementioned non-cash deferred rent, the contract settlement in 2004 and unrealized losses on derivative instruments, EBITDA would have increased by 17% in the year ended December 31, 2005 compared to the prior year period.
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

Airport Services Business
      Our airport services business generated $21.8 million in cash flow from operations in 2005, an increase of $12 million from 2004. Key factors included:

•	the acquisition of GAH and EAR in January 2005 and August 2005, respectively;

•	improved performance at our existing locations, reflecting improved operating performance and the non-recurrence of acquisition related costs incurred in 2004;

•	the increase in interest expense of $6.9 million, reflecting higher debt levels; and

•	increase in working capital usage of $6.8 million, primarily due to accounts receivable related to system conversions.
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

Hedging
      With respect to our debt facilities and the expected cash flows from our non-U.S. investments, we have entered into a series of interest rate and foreign exchange derivatives to provide an economic hedge of our interest rate and foreign exchange exposure. We originally classified each hedge as a cash flow hedge at inception for accounting purposes. As discussed in Note 24 to our consolidated financial statements, we subsequently determined that none of our derivative instruments qualified for hedge accounting. Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, requires that all derivative instruments be recorded on the balance sheet at their respective fair values and, for derivatives that do not qualify for hedge accounting, that changes in the fair value of the derivative be recognized in earnings. The determination of fair value of these instruments involves estimates and assumptions and actual value may differ from the fair value reflected in the financial statements.

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
      The discussion that follows describes our exposure to market risks and the use of derivatives to address those risks. See “Critical Accounting Policies — Hedging” for a discussion of the related accounting.

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

Item 8.     Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
MACQUARIE INFRASTRUCTURE COMPANY TRUST

Page
Number

CONSOLIDATED BALANCE SHEETS as of December 31, 2005 and December 31, 2004	116
CONSOLIDATED STATEMENTS OF OPERATIONS for the Year Ended December 31, 2005 and the Period April 13, 2004 (inception) to December 31, 2004	117
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME for the Year Ended December 31, 2005 and the Period April 13, 2004 (inception) to December 31, 2005	118
CONSOLIDATED STATEMENTS OF CASH FLOWS for the Year Ended December 31, 2005 and the Period April 13, 2004 (inception) to December 31, 2004	119
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	121

NORTH AMERICA CAPITAL HOLDING COMPANY
(Predecessor to Macquarie Infrastructure Company Trust)
CONSOLIDATED STATEMENTS OF OPERATIONS for the Period July 30, 2004 to December 22, 2004, the Period January 1, 2004 to July 29, 2004 and the Year Ended December 31, 2003	167
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS) for the Period July 30, 2004 to December 22, 2004, the Period January 1, 2004 to July 29, 2004 and the Year Ended December 31, 2003	168
CONSOLIDATED STATEMENTS OF CASH FLOWS for the Period July 30, 2004 to December 22, 2004, the Period January 1, 2004 to July 29, 2004 and the Year Ended December 31, 2003	169
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	170
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS	179
EXHIBIT 99.1 CONNECT M1-A1 HOLDINGS LIMITED (FORMERLY YORKSHIRE LINK (HOLDINGS) LIMITED) AND SUBSIDIARY

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
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Macquarie Infrastructure Company Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 except as to the fifth and sixth paragraphs of Management’s Report on Internal Control over Financial Reporting (as restated), which are as of October 13, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Dallas, Texas
March 10, 2006, except for Note 13, as to which the date is October 13, 2006.

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

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

		April 13, 2004
	Year Ended	(inception) to
	December 31,	December 31,
	2005	2004

	($ in thousands, except per share
	and shares outstanding)
Revenues
Revenue from fuel sales	$143,273	$1,681
Service revenue	156,167	3,257
Financing and equipment lease income	5,303	126

Total revenue	304,743	5,064

Costs and expenses
Cost of fuel sales	84,806	912
Cost of services	81,834	1,633
Selling, general and administrative expenses	82,636	7,953
Fees to manager	9,294	12,360
Depreciation expense	6,007	175
Amortization of intangibles	14,815	281

Total operating expenses	279,392	23,314

Operating income (loss)	25,351	(18,250)
Other income (expense)
Dividend income	12,361	1,704
Interest income	4,064	69
Interest expense	(33,800)	(756)
Equity in earnings (loss) and amortization charges of investee	3,685	(389)
Other income	123	50

Net income (loss) before income taxes and minority interests	11,784	(17,572)
Income tax benefit	3,615	—

Net income (loss) before minority interests	15,399	(17,572)
Minority interests	203	16

Net income (loss)	$15,196	$(17,588)

Basic earnings (loss) per share:	$0.56	$(17.38)

Weighted average number of shares of trust stock outstanding: basic	26,919,608	1,011,887
Diluted earnings (loss) per share:	$0.56	$(17.38)

Weighted average number of shares of trust stock outstanding: diluted	26,929,219	1,011,887
Cash dividends declared per share	$1.5877	$—

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Trust Stock			Accumulated
				Other	Total
	Number of		Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Deficit	Income (Loss)	Equity

	($ in thousands, except number of shares and per share amounts)
Issuance of trust stock, net of offering costs	26,610,100	$613,265	$—	$—	$613,265
Other comprehensive income (loss):
Net loss for the period ended December 31, 2004	—	—	(17,588)	—	(17,588)
Translation adjustment	—	—	—	855	855
Change in fair value of derivatives	—	—	—	1	1
Unrealized loss on marketable securities	—	—	—	(237)	(237)

Total comprehensive loss for the period ended December 31, 2004					(16,969)

Balance at December 31, 2004	26,610,100	$613,265	$(17,588)	$619	$596,296
Issuance of trust stock to manager	433,001	12,088	—	—	12,088
Issuance of trust stock to independent directors	7,644	191	—	—	191
Adjustment to offering costs	—	427	—	—	427
Distributions to trust stockholders (comprising $1.5877 per share paid on 27,050,745 shares)	—	(42,948)	—	—	(42,948)
Other comprehensive income (loss):
Net income for the year ended December 31, 2005	—	—	15,196	—	15,196
Translation adjustment	—	—	—	(16,160)	(16,160)
Unrealized gain on marketable securities				2,106
Change in fair value of derivatives, net of taxes of $1,707	—	—	—	469	469
Total comprehensive income for the year ended December 31, 2005					1,611

Balance at December 31, 2005	27,050,745	$583,023	$(2,392)	$(12,966)	$567,665

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	April 13, 2004
	December 31,	(inception) to
	2005	December 31, 2004

	($ in thousands)
Operating activities
Net income (loss)	$15,196	$(17,588)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment	14,098	370
Amortization of intangible assets	14,815	281
Loss on disposal of equipment	674	—
Equity in earnings (loss) and amortization charges of investee	1,803	389
Amortization of finance charges	6,290	—
Noncash derivative gain, net of noncash interest expense	(4,166)	—
Accretion of asset retirement obligation	222	—
Deferred rent	2,308	80
Deferred revenue	(130)	(62)
Deferred taxes	(5,695)	—
Minority interests	203	16
Noncash compensation	209	—
Post retirement obligations	(116)	—
Accrued interest expense on subordinated debt — related party	1,003	26
Accrued interest income on subordinated debt — related party	(399)	(50)
Changes in operating assets and liabilities:
Restricted cash	(462)	—
Accounts receivable	(7,683)	(420)
Equipment lease receivable, net	1,677	(121)
Dividend receivable	(651)	(1,704)
Inventories	(178)	686
Prepaid expenses and other current assets	(39)	(439)
Due to subsidiaries	—	1,398
Accounts payable and accrued expenses	1,882	798
Due to manager	2,419	12,306
Other	267	(11)

Net cash provided by (used in) operating activities	43,547	(4,045)
Investing activities
Acquisition of businesses and investments, net of cash acquired	(182,367)	(467,413)
Additional costs of acquisitions	(60)	—
Deposits and deferred costs on future acquisitions	(14,746)	—
Goodwill adjustment — cash received	694	—
Collection on notes receivable	358	—
Purchases of property and equipment	(6,743)	(81)
Proceeds received on subordinated loan	914	—
Other	—	17

Net cash used in investing activities	(201,950)	(467,477)

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Year Ended	April 13, 2004
	December 31,	(inception) to
	2005	December 31, 2004

	($ in thousands)
Financing activities
Proceeds from issuance of shares of trust stock	—	665,250
Proceeds from long-term debt	390,742	(1,500)
Proceeds from line-credit facility	850	—
Contributions received from minority shareholders	1,442	—
Distributions paid to trust shareholders	(42,948)	—
Debt financing costs	(11,350)	—
Distributions paid to minority shareholders	(1,219)	—
Payment of long-term debt	(197,170)	—
Offering costs	(1,844)	(51,985)
Restricted cash	(2,362)	—
Payment of notes and capital lease obligations	(1,605)	—
Acquisition of swap contract	(689)	—

Net cash provided by financing activities	133,847	611,765
Effect of exchange rate changes on cash	(331)	(193)

Net change in cash and cash equivalents	(24,887)	140,050
Cash and cash equivalents at beginning of year	140,050	—

Cash and cash equivalents at end of year	$115,163	$140,050

Supplemental disclosures of cash flow information:
Noncash investing and financing activity:
Accrued offering costs	$—	$2,270

Accrued purchases of property and equipment	$384	$810

Acquisition of property through capital leases	$3,270	$—

Issuance of trust stock to manager for payment of 2004 performance fee	$12,088	$—

Issuance of trust stock to independent directors	$191	$—

Taxes paid	$2,610	$—

Interest paid	$30,902	$2,056

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Description of Business
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
      We originally classified each hedge as a cash flow hedge at inception for accounting purposes. We subsequently determined that the derivatives did not qualify as hedges for accounting purposes. We have revised our summarized quarterly financial information to eliminate hedge accounting treatment. The effect on the full year was immaterial and the full year financial information has not been revised.

Anticipated future cash flows
      The Company entered into foreign exchange forward contracts for its anticipated cash flows in order to hedge the market risk associated with fluctuations in foreign exchange rates. The forward contracts limit the unfavorable effect that foreign exchange rate changes will have on cash flows. All of the Company’s forward contracts relating to anticipated future cash flows were originally designated as cash flow hedges. The maximum term over which the Company is currently hedging exposures to the variability of foreign exchange rates is 24 months.
      Originally, changes in the fair value of forward contracts designated as cash flow hedges that effectively offset the variability of cash flows associated with anticipated distributions were reported in other comprehensive income. These amounts subsequently were reclassified into other income or expense when the contract was expired or executed. During the year ended December 31, 2005, the Company originally recognized a comprehensive gain of $1.8 million, relating to foreign exchange forward contracts for anticipated cash flows. These amounts were not recorded net of income taxes since the underlying income of the investments were not subject to tax. During the year ended December 31, 2005, the Company originally recorded approximately $979,000 in recognized gains on foreign exchange. This amount was included in the accompanying consolidated statement of operations.

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
      Originally, changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations were

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reported in other comprehensive income. These amounts subsequently were reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affected earnings. In accordance with FASB Statement No. 133, the Company originally concluded that all of its interest rate swaps qualified as cash flow hedges. The Company anticipated the hedges to be effective on an ongoing basis. During the year ended December 31, 2005, the Company recognized comprehensive income, net of income taxes, of $1.1 million relating to the fair value of interest rate swaps of future interest debt payments. During 2005, the Company terminated certain swap contracts upon the refinancing of NACH debt and reclassified $2.5 million, net of taxes, from accumulated other comprehensive income to interest expense (reduction). The term over which the Company is currently hedging exposures relating to debt is through August 2013.

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

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Selected information by reportable segment is presented in the following tables (in thousands):
      Revenue from external customers for the Company’s segments for the year ended December 31, 2005 are as follows:

	Airport	Airport	District
	Services	Parking	Energy	Total

Revenue from Product Sales
Fuel sales	$143,273	$—	$—	$143,273

	143,273	—	—	143,273
Service Revenue
Other services	58,213	—	2,855	61,068
Capacity revenue	—	—	16,524	16,524
Consumption revenue	—	—	18,719	18,719
Parking services	—	59,856	—	59,856

	58,213	59,856	38,098	156,167
Financing and Lease Income
Financing and equipment lease	—	—	5,303	5,303

	—	—	5,303	5,303
Total Revenue	$201,486	$59,856	$43,401	$304,743

      Financial data by reportable business segments are as follows (in thousands):

	For the Year Ended
	December 31, 2005			December 31, 2005

				Property, Equipment,
	Segment	Interest	Depreciation/	Land and Leasehold		Capital
	Profit(1)	Expense	Amortization(2)	Improvements	Total Assets	Expenditures

Airport services	$109,100	$18,650	$15,652	$92,906	$553,285	$4,038
Airport parking	14,780	10,350	6,199	94,859	288,846	1,679
District energy	14,223	8,543	7,062	147,354	245,405	1,026

Total	$138,103	$37,543	$28,913	$335,119	$1,087,536	$6,743

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
      During the third quarter of 2006, we, in consultation with our external auditors, discovered that our application of, and documentation related to, the “short-cut” and “critical terms match” methods under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), for certain of our derivative instruments was incorrect.
      Following our discovery of these errors, our Audit Committee determined that we would amend and restate previously issued unaudited financial statements and other financial information for the quarters ended March 31, 2006 and June 30, 2006 for derivative instruments that did not qualify for hedge accounting during those periods and that the originally filed financial statements and other financial information should not be relied upon. As a result, we announced on September 14, 2006 our intent to amend and restate our financial statements and other financial information for the quarters ended March 31, 2006 and June 30, 2006 with respect to the accounting for derivative instruments. We also initiated a comprehensive review of all of our determinations and documentation related to hedge accounting for our derivative instruments, as well as our related processes and procedures.
      As a result of that review, management determined that none of our interest rate and foreign exchange derivative instruments met the criteria required for use of either the “short-cut” or “critical terms match” methods of hedge accounting for all periods from April 13, 2004 (inception) through June 30, 2006. We are not permitted to retroactively apply an appropriate method of qualifying for hedge accounting treatment and, as a result, the non-cash changes in the fair value of these derivative instruments are required to be recorded as other income in the income statement rather than in accumulated other comprehensive income in the balance sheet.
      The cumulative effect of this change is immaterial to our audited financial statements for the year ended December 31, 2005 and for the period from April 13, 2004 (inception) to December 31, 2004 and, as a result, we have not restated our audited consolidated financial statements for those periods. If this change had been reflected in the audited financial statements, it would have decreased net income before income taxes and minority interests by $363,000 and increased net income by $399,000; and total liabilities (including minority interests) would have decreased, and total stockholders’ equity would have increased, by $70,000 each, representing the increase in deferred income taxes resulting from the decrease in net income before taxes and minority interests. These adjustments will be recorded in the first quarter of 2006 and will be reflected in our Form 10-Q/A for the quarter ended March 31, 2006. We intend to apply an appropriate method of effectiveness testing for interest rate derivative instruments commencing during the first quarter of 2007 and expect that they will qualify for hedge accounting on that basis.
      The effect of this change on our quarterly financial statements and other quarterly financial information for each of the quarters ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005 is set forth below. This change had no effect on our revenue or operating income and no net effect on our consolidated statements of cash flows for these periods. Additionally, reclassifications have been made to certain lines comprising operating income to conform to current presentation.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Statement Data

	Quarter Ended

	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

	(Unaudited)
	(In thousands except share and per share data)
Revenue
Revenue from fuel sales	$30,387	$30,241	$34,243	$34,150	$36,298	$36,298	$42,345	$42,345
Service revenue	34,006	34,152	36,945	37,038	42,317	42,317	42,899	42,899
Financing and equipment lease income	1,342	1,342	1,331	1,331	1,320	1,320	1,310	1,310

	65,735	65,735	72,519	72,519	79,935	79,935	86,554	86,554

Costs and expenses
Cost of fuel sales	17,095	17,095	19,708	19,708	21,631	21,631	26,372	26,372
Cost of services	17,256	17,073	19,720	19,493	22,997	22,997	21,861	21,861
Selling, general and administrative expenses	19,162	19,345	18,714	18,941	21,243	21,243	23,517	23,517
Fees to manager	1,943	1,943	2,209	2,209	2,609	2,609	2,533	2,533
Depreciation	1,327	1,327	1,420	1,420	1,506	1,506	1,754	1,754
Amortization of intangibles	3,085	3,085	3,235	3,235	3,498	3,498	4,997	4,997

Operating income (loss)	5,867	5,867	7,513	7,513	6,451	6,451	5,520	5,520

Other income (expense)
Dividend income	—	—	6,184	6,184	116	116	6,061	6,061
Interest income	1,099	1,099	1,231	1,231	893	893	841	841
Interest expense(1)	(7,758)	(7,758)	(7,511)	(7,511)	(8,034)	(8,034)	(10,497)	(14,663)
Equity in earnings and amortization charges of investee	1,653	1,653	(1,139)	(1,139)	1,954	1,954	1,217	1,217
Unrealized gain (loss) on derivative instruments	—	4,343	—	(2,305)	—	1,274	—	854
Other income (expense), net	(915)	(915)	261	261	122	122	655	655

Net income (loss) before income taxes and minority interests	(54)	4,289	6,539	4,234	1,502	2,776	3,797	485
Income tax expense (benefit)	—	—	579	579	220	220	(4,414)	(4,414)

Net income (loss) before minority interests	(54)	4,289	5,960	3,655	1,282	2,556	8,211	4,899
Minority interests	29	51	324	306	(24)	(19)	(126)	(135)

Net income (loss)	$(83)	$4,238	$5,636	$3,349	$1,306	$2,575	$8,337	$5,034

Basic earnings (loss) per share:	$(0.003)	$0.16	$0.21	$0.12	$0.05	$0.10	$0.31	$0.20
Weighted average number of shares of trust stock outstanding: basic	26,610,100	26,610,100	26,960,560	26,960,560	27,050,745	27,050,745	27,050,745	27,050,745
Diluted earnings (loss) per share:	$(0.003)	$0.16	$0.21	$0.12	$0.05	$0.10	$0.31	$0.20
Weighted average number of shares of trust stock outstanding: diluted	26,610,100	26,617,744	26,984,160	26,984,160	27,108,789	27,108,789	27,066,618	27,066,618
Cash dividends declared per share	—	—	$0.5877	$0.5877	$0.50	$0.50	$0.50	$0.50

(1)	The increase in interest expense in the fourth quarter results from the reversal of the accumulated gain in fair value of certain interest rate swaps, which was originally recorded as a reduction of interest expense upon their novation, and the reclassification of the fair value gain or loss in each quarter.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Balance Sheet Data

	As of

	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005(1)

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

	(Unaudited)
	(In thousands except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$127,029	$127,029	$120,301	$120,301	$43,497	$43,497	$115,163	$115,163
Restricted cash	1,483	1,483	1,623	1,623	1,113	1,113	1,332	1,332
Accounts receivable, less allowance for doubtful accounts of $1,317, $789, $845 and $839	14,521	14,521	17,961	17,961	21,228	21,228	21,150	21,150
Dividend receivable	—	—	1,722	1,722	—	—	2,365	2,365
Inventories	1,256	1,256	1,211	1,211	2,104	2,104	1,981	1,981
Prepaid expenses	4,256	4,256	3,233	3,233	4,946	4,946	4,701	4,701
Deferred income taxes	1,596	1,596	1,596	1,596	1,622	1,622	2,101	2,101
Income tax receivable	—	—	—	—	—	—	3,489	3,489
Other	5,141	5,141	4,036	4,036	3,981	3,981	4,394	4,394

Total current assets	155,282	155,282	151,683	151,683	78,491	78,491	156,676	156,676

Property, equipment, land and leasehold improvements, net	295,506	295,506	294,639	294,639	311,296	311,296	335,119	335,119
Other assets:
Restricted cash	17,526	17,526	17,276	17,276	17,293	17,293	19,437	19,437
Equipment lease receivables	45,110	45,110	44,606	44,606	44,092	44,092	43,546	43,546
Investment in unconsolidated business	76,978	76,978	72,125	72,125	70,039	70,039	69,358	69,358
Investment, cost	38,786	38,786	36,819	36,819	36,338	36,338	35,295	35,295
Securities, available for sale	72,130	72,130	79,273	79,273	74,862	74,862	68,882	68,882
Related party subordinated loan	21,642	21,642	20,966	20,966	20,043	20,043	19,866	19,866
Goodwill	233,411	233,411	232,767	232,767	234,931	234,931	281,776	281,776
Intangible assets, net	272,196	272,196	268,960	268,960	310,509	310,509	299,487	299,487
Deposits and deferred costs on acquisition	—	—	—	—	15,429	15,429	14,746	14,746
Deferred financing costs, net of accumulated amortization	—	—	—	—	—	—	12,830	12,830
Fair value of derivative instruments	—	—	—	—	4,923	4,923	4,660	4,660
Other	15,041	15,041	12,717	12,717	9,971	9,971	1,620	1,620

Total assets	$1,243,608	$1,243,608	$1,231,831	$1,231,831	$1,228,217	$1,228,217	$1,363,298	$1,363,298

Liabilities and stockholders’ equity
Current liabilities:
Due to manager	$14,230	$14,230	$2,194	$2,194	$2,644	$2,644	2,637	2,637
Accounts payable	8,063	8,063	7,071	7,071	13,203	13,203	11,535	11,535
Accrued expenses	11,819	11,819	11,689	11,689	13,603	13,603	13,994	13,994
Current portion of capital leases and notes payable	1,122	1,122	1,950	1,950	2,067	2,067	2,647	2,647
Current portion of long-term debt	96	96	97	97	97	97	146	146
Other	3,163	3,163	3,238	3,238	4,063	4,063	3,639	3,639

Total current liabilities	38,493	38,493	26,239	26,239	35,677	35,677	34,598	34,598

Capital leases and notes payable, net of current portion	1,962	1,962	2,328	2,328	2,104	2,104	2,864	2,864
Long-term debt, net of current portion	447,048	447,048	447,023	447,023	449,244	449,244	610,848	610,848
Related party long-term debt	19,254	19,254	18,528	18,528	18,533	18,533	18,247	18,247
Deferred income taxes	124,975	123,409	122,941	122,643	123,204	121,979	113,794	113,794
Fair value of derivative instruments	—	—	—	—	1,325	1,325	—	—
Other	5,063	5,063	5,085	5,085	5,616	5,616	6,342	6,342

Total liabilities	636,795	635,229	622,144	621,846	635,703	634,478	786,693	786,693

Minority interests	8,544	8,566	8,886	8,890	9,107	9,116	8,940	8,940

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of

	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005(1)

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

	(Unaudited)
	(In thousands except share and per share data)
Stockholders’ equity:
Trust stock, no par value; 500,000,000 authorized; issued and outstanding: 26,610,100 shares at March 31 and 27,050,745 shares at June 30, September 30 and December 31	613,529	613,529	610,074	610,074	596,548	596,548	583,023	583,023
Accumulated other comprehensive (loss) income	2,411	(366)	2,762	1,022	(2,412)	(4,499)	(12,966)	(12,966)
Accumulated deficit	(17,671)	(13,350)	(12,035)	(10,001)	(10,729)	(7,426)	(2,392)	(2,392)

Total stockholders’ equity	598,269	599,813	600,801	601,095	583,407	584,624	567,665	567,665

Total liabilities and stockholders’ equity	$1,243,608	$1,243,608	$1,231,831	$1,231,831	$1,228,217	$1,228,217	$1,363,298	$1,363,298

(1)	Included for completeness. As discussed above, we have determined that the effect of the change in accounting treatment for derivative instruments is not material with respect to the year ended December 31, 2005 and are not restating our audited financial statements as of that date.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reportable Segments
(unaudited)
(in thousands)
      The following table sets forth certain income statement data on a per segment and consolidated basis for the periods indicated.

	Quarter Ended

	March 31, 2005		June 30, 2005		September 30, 2005		December 31, 2005

	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated

Operating income (loss)
Airport services (1)	$6,872	$6,872	$6,270	$6,270	$6,410	$6,410	$8,784	$8,784
Airport parking (2)	1,639	1,639	2,198	2,198	1,874	1,874	758	758
District energy (3)	1,465	1,465	2,510	2,510	4,184	4,184	1,216	1,216
Corporate (4)	(3,100)	(3,100)	(3,310)	(3,310)	(5,935)	(5,935)	(5,124)	(5,124)

Total operating income (loss)	6,876	6,876	7,668	7,668	6,533	6,533	5,634	5,634
Interest expense, net
Airport services (5)	3,424	3,424	3,299	3,299	3,259	3,259	4,194	8,360
Airport parking	2,114	2,114	2,289	2,289	2,289	2,289	3,628	3,628
District energy	2,142	2,142	2,016	2,016	2,063	2,063	2,050	2,050
Corporate	(810)	(810)	(933)	(933)	(293)	(293)	(21)	(21)

Total interest expense	6,870	6,870	6,671	6,671	7,318	7,318	9,851	14,017
Unrealized gains (losses) on derivative instruments
Airport services		3,914		(3,169)		2,318		(1,073)
Airport parking		170		(139)		37		103
District energy
Non-US Investments		259		1,003		172		76
Corporate		—		—		(1,253)		1,748

Total unrealized gains (loss) on derivative instruments		4,343		(2,305)		1,274		854
Other expense (income), net	915	915	(262)	(262)	55	55	(41)	(41)
Income derived from non-US Investments	855	855	5,280	5,280	2,342	2,342	7,973	7,973

Income (loss) before income taxes and minority interests	$(54)	$4,289	$6,539	$4,234	$1,502	$2,776	$3,797	$485

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Although the Company’s inception was April 13, 2004, the operations from this date through December 31, 2004 have been presented in the December 31 category for 2004. The Company acquired its initial businesses and investments on December 22 and 23, 2004 and since the Company had no significant operations prior to this, presentation by quarter for 2004 would not be meaningful.

Operating
	Operating	Income	Net (Loss)
	Revenues	(Loss)	Income

	2004	2004	2004

($ in thousands)
Quarter ended:
March 31	$—	$—	$—
June 30	—	—	—
September 30	—	—	—
December 31	5,064	(18,250)	(17,588)

(1)	Includes depreciation and amortization of $3,466, $3,705 $4,050 and $4,431 for March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively.

(2)	Includes depreciation and amortization of $1,112, $1,155 $1,164 and $2,768 for March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively.

(3)	Includes depreciation and amortization of $1,728, $1,786 $1,775 and $1,773 for March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively.

(4)	Includes fees to manager of $960, $2,109 $2,529 and $2,443 for March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively.

(5)	The increase in interest expense in the fourth quarter results from the reversal of the accumulated gain in fair value of certain interest rate swaps, which was originally recorded as a reduction of interest expense upon their novation, and the reclassification of the fair value gain or loss in each quarter.

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

(a) Management’s Evaluation of Disclosure Controls and Procedures (as restated)
      As discussed in Note 24 to our consolidated financial statements, we have restated our 2005 unaudited quarterly financial statements, as well as certain 2005 segment financial information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, due to an error related to the accounting treatment for derivative instruments. Following our initial discovery of errors related to hedge accounting for certain derivatives, on September 13, 2006 our Audit Committee determined that we would amend and restate previously issued financial statements for the quarters ended March 31, 2006 and June 30, 2006 for derivative instruments that did not qualify for hedge accounting during those periods and that the originally filed unaudited financial statements should not be relied upon. We also initiated a comprehensive review of all of our determinations and documentation related to hedge accounting for derivative instruments, as well as our related processes and procedures. As a result of that review, management determined that none of our interest rate and foreign exchange derivative instruments met the criteria required for use of either the “short-cut” or “critical terms match” methods of hedge accounting for all interim and annual periods from April 13, 2004 (inception) through June 30, 2006. On October 13, 2006, management recommended to the Audit Committee that our unaudited 2005 quarterly financial statements, as well as 2005 financial information for our airport services and airport parking segments within Management’s Discussion and Analysis of Financial Condition and Results of Operations, should be restated to reflect the elimination of hedge accounting for these derivative instruments. The Audit Committee agreed with management’s recommendation and determined that such previously reported 2005 unaudited quarterly financial statements and segment financial information within Management’s Discussion and Analysis of Financial Condition and Results of Operations, should no longer be relied upon. On October 16, 2006, we are separately filing amended and restated Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 to eliminate the use of hedge accounting for all of our derivative instruments.
      We initially evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures were effective as of December 31, 2005. In connection with the restatement described above, management concluded that we had a material weakness in our internal control over financial reporting as a result of a deficiency in our processes and procedures relating to hedge accounting for derivative instruments as discussed below. Because of this material weakness, management has, as of the date of the filing of this amended and restated Annual Report on Form 10-K/A, restated its assessment and concluded that disclosure controls and procedures were not effective as of December 31, 2005.

(b) Management’s Report on Internal Control over Financial Reporting (as restated)
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
      Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. As permitted under the guidance of the SEC released October 16, 2004, in Question 3 of its “Frequently Asked Questions” regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the scope of management’s evaluation excluded the business acquired through the purchase of Eagle Aviation Resources, Ltd. (EAR), acquisition date August 12, 2005, and the business of SunPark, acquisition date October 3, 2005. Accordingly, management’s assessment of the Company’s internal control over financial reporting does not include internal control over financial reporting of the EAR business and the SunPark business. The EAR assets represent 4.6% of the Company’s total assets at December 31, 2005 and generated 4.1% of the Company’s total revenues during the year ended December 31, 2005. The SunPark assets represent 5.5% of the Company’s total assets at December 31, 2005 and generated 1% of the Company’s total revenue during the year ended December 31, 2005.
      In the Company’s previously filed Annual Report on Form 10-K for the year ended December 31, 2005, management concluded that the Company’s internal control over financial reporting as of December 31, 2005 was effective based upon the COSO criteria. However, in September and October 2006, the Company determined that it needed to restate certain of its previously issued financial statements. As a result of such financial statement restatement, management reassessed the Company’s internal control over financial reporting using the COSO criteria and identified a material weakness in internal control over financial reporting as of December 31, 2005.
      A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that result in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that a material weakness existed in our internal control over financial reporting as of December 31, 2005 related to hedge accounting for derivative instruments. Specifically, the internal accounting staff did not possess sufficient technical expertise to ensure the correct application of hedge accounting. As a result, our processes and procedures were ineffective to ensure that we properly tested for initial effectiveness, properly applied the specific criteria to qualify for the “short cut” and “critical terms match” methods of hedge accounting and properly retested periodically for effectiveness. The material weakness resulted in the restatement of previously filed unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006, as well as unaudited 2005 quarterly financial statements. As a result, we have revised our previously reported assessment of the effectiveness of internal control over financial reporting and have determined that our internal control over financial reporting was not effective at December 31, 2005.
      KPMG LLP, an independent registered public accounting firm that audited the financial statements included in this report has issued an audit report on management’s restated assessment of our internal control over financial reporting.

(c) Remediation of the Material Weakness
      We do not intend to use hedge accounting through the remainder of 2006.
      We do, however, plan to fully remediate the material weakness in our internal control over financial reporting with respect to the application of hedge accounting for derivative instruments prior to applying hedge accounting for derivative instruments. At a minimum our remediation will result in the installation and testing of the following procedures and training:

•	We will continue to provide appropriate training to our existing accounting staff and new staff regarding hedge accounting for derivative instruments.

•	We plan to update our policies and procedures to ensure that, with regard to hedge accounting for derivative instruments:

•	Our procedures will require the completion and senior review of a detailed report listing the specific criteria supporting the determination that hedge accounting is appropriate at the inception or acquisition of a derivative instrument and an analysis of any required tests of hedge effectiveness.

•	Our procedures will require the completion and senior review of a detailed report stating how we will test for effectiveness and measure ineffectiveness on a quarterly basis for each derivative instrument.

•	Our procedures will require the completion and senior review of a detailed quarterly report reassessing the initial determination for each derivative instrument and, where applicable, retesting for effectiveness and measuring ineffectiveness.

•	We will require that our policies and procedures for accounting for derivative instruments be reviewed periodically by an external consultant to address any changes in law, interpretations, or guidance relating to hedge accounting.

•	An external consultant with hedge accounting expertise may review specific transactions from time to time to provide guidance on our accounting for derivatives instruments with regard to market practice.

      We expect these policies and procedures to be in effect beginning in the first quarter of 2007 at which time we plan to begin using hedge accounting.

(d) Changes in Internal Controls (as restated)
      As previously reported, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors of Macquarie Infrastructure Company LLC
Stockholders of Macquarie Infrastructure Company Trust:
      We have audited management’s restated assessment, included in Item 9A.(b) titled Management’s Report on Internal Control over Financial Reporting (as restated), that Macquarie Infrastructure Company Trust did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Company Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      Macquarie Infrastructure Company Trust acquired Eagle Aviation Resources, Ltd. (EAR), on August 12, 2005 and acquired SunPark on October 3, 2005. Management excluded from its assessment of the effectiveness of Macquarie Infrastructure Company Trust’s internal control over financial reporting as of December 31, 2005, both EAR’s and SunPark’s internal control over financial reporting. The EAR assets represent 4.6% of the Company’s total assets at December 31, 2005, and generated 4.1% of the Company’s total revenues during the year ended December 31, 2005. The SunPark assets represent 5.5% of the Company’s total assets at December 31, 2005 and generated 1% of the Company’s total revenues during the year ended December 31, 2005. Our audit of internal control over financial reporting of Macquarie Infrastructure Company Trust also excluded an evaluation of the internal control over financial reporting of both EAR and SunPark.

      A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s restated assessment:
      As of December 31, 2005, management determined that a material weakness existed in their internal control over financial reporting related to hedge accounting for derivative instruments. Specifically, the internal accounting staff did not possess sufficient technical expertise to ensure the correct application of hedge accounting. As a result, their processes and procedures were ineffective to ensure that they properly tested for initial effectiveness, properly applied the specific criteria to qualify for the “short cut” and “critical terms match” methods of hedge accounting and properly retested periodically for effectiveness. The material weakness resulted in the restatement of previously filed unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006, as well as unaudited 2005 quarterly financial statements.
      As stated in the fifth paragraph of Management’s Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of internal control over financial reporting has been revised.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Company Trust and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows and the related financial statement schedule for the year ended December 31, 2005 and the period from April 13, 2004 (inception) to December 31, 2004. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 Consolidated Financial Statements (as restated), and this report does not affect our report dated March 10, 2006, except as to Note 13 to the Consolidated Financial Statements, which is as of October 13, 2006, which expresses an unqualified opinion on those Consolidated Financial Statements.
      In our opinion, management’s restated assessment that Macquarie Infrastructure Company Trust did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Macquarie Infrastructure Company Trust has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
KPMG LLP
Dallas, Texas
March 10, 2006, except as to the fifth and sixth paragraphs of Management’s Report on Internal Control over Financial Reporting (as restated), which are as of October 13, 2006.
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

Signatures
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 13, 2006.

MACQUARIE INFRASTRUCTURE COMPANY
TRUST (REGISTRANT)

By:	/s/ Peter Stokes

Peter Stokes
Regular Trustee

MACQUARIE INFRASTRUCTURE COMPANY LLC (REGISTRANT)

By:	/s/ Peter Stokes

Peter Stokes

Chief Executive Officer and Interim Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Company LLC and in the capacities indicated on the 13th day of October 2006.

Signature	Title

/s/ Peter Stokes Peter Stokes	Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

/s/ Todd Weintraub Todd Weintraub	Interim Principal Accounting Officer (Principal Accounting Officer)

* John Roberts	Chairman of the Board of Directors

* Norman H. Brown, Jr.	Director

* George W. Carmany III	Director

* William H. Webb	Director

*by: /s/ Peter Stokes Peter Stokes, Attorney-in-fact

Exhibit Index

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated as of June 7, 2004, as amended as of August 9, 2004 and November 25, 2004 relating to the acquisition of Macquarie Americas Parking Corporation (incorporated by reference to Exhibit 2.1 of Amendment No. 4 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 4”))
2.2	Second Amended and Restated Stock Purchase Agreement dated as of October 12, 2004 as amended as of November 24, 2004 relating to the acquisition of North America Capital Holding Company (incorporated by reference to Exhibit 2.2 of Amendment No. 4)
2.3	Share Purchase Agreement dated June 7, 2004 and related Side Letters dated October 14, 2004 and November 1, 2004 relating to the acquisition of Macquarie Yorkshire Limited (incorporated by reference to Exhibit 2.3 of Amendment No. 4)
2.4	Amended and Restated Limited Liability Company Purchase Agreement dated October 12, 2004 relating to the acquisition of Macquarie District Energy Holdings LLC (incorporated by reference to Exhibit 2.4 of Amendment No. 3 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 3”))
2.5	Contribution and Subscription Agreement dated as of June 7, 2004, related Side Letter dated October 15, 2004 and Novation Agreement dated November 15, 2004 relating to the investment in the ordinary shares and preferred equity certificates of Macquarie Luxembourg Water S.a.r.L. (incorporated by reference to Exhibit 2.5 of Amendment No. 4)
2.6	Stapled Security Purchase Agreement dated as of June 7, 2004, as amended as of November 18, 2004, and related assignment agreements relating to the investment in stapled securities of Macquarie Communications Infrastructure Group (incorporated by reference to Exhibit 2.6 of Amendment No. 4)
2.7	Unit Purchase Agreement dated as of August 17, 2004 relating to the acquisition of units of PCAA Parent LLC from the PCA Group (as defined therein) (incorporated by reference to Exhibit 2.7 of Amendment No. 2 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”))
2.8	Stock Purchase Agreement, dated as of October 8, 2004 relating to the acquisition of 100% of the common stock of Seacoast Holdings (PCAAH), Inc. (incorporated by reference to Exhibit 2.8 of Amendment No. 2)
2.9	Unit Purchase Agreement dated as of October 8, 2004 relating to the acquisition of units of PCAA Parent LLC from Macquarie Securities (USA), Inc. (incorporated by reference to Exhibit 2.9 of Amendment No. 2)
2.10	Stock Purchase Agreement, dated as of October 8, 2004 as amended as of November 25, 2004 relating to the acquisition of Macquarie Airports North America Inc. (incorporated by reference to Exhibit 2.10 of Amendment No. 4)
2.11	Membership Interest Purchase Agreement dated May 26, 2005 between Gene H. Yamagata and Macquarie FBO Holdings LLC, relating to the acquisition of Las Vegas Executive Air Terminal (incorporated by reference to the Registrants’ Current Report on Form 8-K filed with the SEC on May 31, 2005)
2.12	Purchase Agreement dated August 2, 2005, as amended August 17, 2005, among k1 Ventures Limited, K-1 HGC Investment, L.L.C. and Macquarie Investment Holdings Inc, and related joinder agreement and assignment agreement (incorporated by reference to Exhibits 2.1, 2.2 and 2.3 to the Registrants’ Current Report on Form 8-K filed with the SEC on August 19, 2005)
2.13	Second Amendment to Purchase Agreement dated October 21, 2005 among k1 Ventures Limited, K-1 HGC Investment, L.L.C. and Macquarie Gas Holdings LLC (incorporated by reference to Exhibit 2.2 of the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “September Quarterly Report”))
2.14	Joinder Agreement dated September 16, 2005 between Macquarie Infrastructure Company Inc., k1 Ventures Limited, K-1 HGC Investment, L.L.C. and Macquarie Gas Holdings LLC (incorporated by reference to Exhibit 2.3 of the Registrants’ September Quarterly Report)

Exhibit
Number		Description

2.15		Assignment Agreement dated September 16, 2005 between Macquarie Infrastructure Company Inc. and Macquarie Gas Holdings LLC (incorporated by reference to Exhibit 2.4 of the Registrants’ September Quarterly Report)
3.1		Second Amended and Restated Trust Agreement dated as of September 1, 2005 of Macquarie Infrastructure Company Trust (incorporated by reference to Exhibit 3.1 of the Registrants’ Current Report on Form 8-K, filed with the SEC on September 7, 2005 (the “September Current Report”))
3.2		Second Amended and Restated Operating Agreement dated as of September 1, 2005 of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 3.2 of the September Current Report)
3.3		Amended and Restated Certificate of Trust of Macquarie Infrastructure Assets Trust (incorporated by reference to Exhibit 3.7 of Amendment No. 2)
3.4		Amended and Restated Certificate of Formation of Macquarie Infrastructure Assets LLC (incorporated by reference to Exhibit 3.8 of Amendment No. 2)
4.1		Specimen certificate evidencing share of trust stock of Macquarie Infrastructure Company Trust (incorporated by reference to Exhibit 4.1 of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”))
4.2		Specimen certificate evidencing LLC interest of Macquarie Infrastructure Company LLC (incorporated by reference to Exhibit 4.2 of the 2004 Annual Report)
10.1		Management Services Agreement among Macquarie Infrastructure Company LLC, certain of its subsidiaries named therein and Macquarie Infrastructure Management (USA) Inc. dated as of December 21, 2004 (incorporated by reference to the Registrants’ Current Report on Form 8-K filed with the SEC on December 27, 2004)
10.2		Registration Rights Agreement among Macquarie Infrastructure Company Trust, Macquarie Infrastructure Company LLC and Macquarie Infrastructure Management (USA) Inc. dated as of December 21, 2004 (incorporated by reference to the Registrants’ Current Report on Form 8-K filed with the SEC on December 27, 2004)
10.3		Terms and Conditions of Class A Preferred Equity Certificates (incorporated by reference to Exhibit 10.3 of Amendment No. 2)
10.4		Terms and Conditions of Class B Preferred Equity Certificates (incorporated by reference to Exhibit 10.4 of Amendment No. 2)
10	.5†	Shareholders’ Agreement dated April 30, 2004 relating to the Registrants’ interest in Macquarie Luxembourg Water S.a.r.L. (incorporated by reference to Exhibit 10.5 of Amendment No. 3)
10	.6†	Deed of Adherence to the Shareholders’ Agreement relating to the Registrants’ interest in Macquarie Luxembourg Water S.a.r.L. (incorporated by reference to Exhibit 10.6 of the 2004 Annual Report)
10.7		Shareholders’ Agreement dated March 26, 1996 and amended and restated on April 30, 2003 relating to the Registrants’ interest in Connect M1-A1 Holdings Limited (formerly Yorkshire Link (Holdings) Limited) (incorporated by reference to Exhibit 10.7 of the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (the “Form S-1”))
10.8		Deed of Novation to the Shareholders’ Agreement relating to the Registrants’ interest in Connect M1-A1 Holdings Limited (incorporated by reference to Exhibit 10.8 of the 2004 Annual Report)
10.9		Loan Agreement dated October 1, 2003, among Parking Company of America Airports, LLC, PCA Airports, Ltd., Parking Company of America Airports Phoenix, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.11 of the Form S-1)
10.10		Stock Purchase Agreement dated as of April 28, 2004, among Macquarie Investment Holdings, Inc., Executive Air Support, Inc. and its shareholders named therein, as amended by the Closing Letter Agreement dated as of July 29, 2004, relating to the acquisition of Executive Air Support, Inc. (incorporated by reference to Exhibit 10.12 of Amendment No. 4)
10.11		Membership Interest Purchase Agreement dated as of August 18, 2004 among North America Capital Holding Company, and the Sellers named therein relating to the acquisition of General Aviation Holdings, LLC (incorporated by reference to Exhibit 10.13 of Amendment No. 1 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 1”))

Exhibit
Number	Description

10.12	Share Purchase Agreement dated April 30, 2004 relating to the acquisition by Macquarie Luxembourg Water S.a.r.L. of the ordinary shares of Macquarie Water (UK) Limited (incorporated by reference to Exhibit 10.17 of Amendment No. 4)
10.13	Amended and Restated Secondment Agreement dated March 26, 1996 and amended and restated on April 30, 2003, among Connect M1-A1 Limited (formerly Yorkshire Link Limited) Macquarie Infrastructure (UK) Limited and Balfour Beatty plc (incorporated by reference to Exhibit 10.18 of Amendment No. 4)
10.14	Deed of Novation related to the Secondment Agreement (incorporated by reference to Exhibit 10.17 of the 2004 Annual Report)
10.15	DBFO contract dated March 26, 1996, by and between the U.K. Secretary of State for Transport and Connect M1-A1 Limited (formerly Yorkshire Link Limited) (incorporated by reference to Exhibit 10.20 of Amendment No. 4)
10.16	Amended and Restated Facility Agreement dated March 26, 1996 and amended and restated on October 20, 1997 and September 4, 2001, among Connect M1-A1 Limited (formerly Yorkshire Link Limited), ABN AMRO Bank N.V. and certain financial institutions listed in Schedule 1 thereto (incorporated by reference to Exhibit 10.21 of Amendment No. 4)
10.17	EIB Facility Agreement dated March 26, 1996 and amended and restated on September 4, 2001, between European Investment Bank and Connect M1-A1 Limited (formerly Yorkshire Link Limited) (incorporated by reference to Exhibit 10.22 of Amendment No. 4)
10.18	Amended and Restated Commercial Subordinated Loan Agreement dated March 26, 1996 and amended and restated on October 20, 1997 and September 4, 2001, among Connect M1-A1 Limited (formerly Yorkshire Link Limited), Macquarie Infrastructure (UK) Limited and Balfour Beatty plc (incorporated by reference to Exhibit 10.23 of Amendment No. 4)
10.19	Stock Purchase Agreement dated as of December 12, 2003 among Macquarie District Energy, Inc., Macquarie District Energy Holdings, LLC, Macquarie Bank Limited, Exelon Corporation and Exelon Thermal Holdings, Inc., as amended as of June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 1)
10.20	District Cooling System Use Agreement dated as of October 1, 1994 between the City of Chicago, Illinois and MDE Thermal Technologies, Inc., as amended on June 1, 1995, July 15, 1995, February 1, 1996, April 1, 1996, October 1, 1996, November 7, 1996, January 15, 1997, May 1, 1997, August 1, 1997, October 1, 1997, March 12, 1998, June 1, 1998, October 8, 1998, April 21, 1999, March 1, 2000, March 15, 2000, June 1, 2000, August 1, 2001, November 1, 2001, June 1, 2002, and June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 2)
10.21	Note Purchase Agreement dated as of September 27, 2004 relating to the financing of the acquisition of Thermal Chicago Corporation by Macquarie District Energy, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2)
10.22	Macquarie Infrastructure Company LLC — Independent Directors Equity Plan (incorporated by reference to Exhibit 10.25 of the 2004 Annual Report)
10.23	Parent Company Guarantee between Macquarie Infrastructure Company LLC and Balfour Beatty plc (incorporated by reference to Exhibit 10.27 of the 2004 Annual Report)
10.24	Limited Liability Company Agreement dated as of March 18, 1999 of Northwind Aladdin, LLC (incorporated by reference to Exhibit 10.31 of Amendment No. 3)
10.25	Letter Agreement dated November 3, 2004 relating to the reimbursement of pre-IPO costs of Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.32 of Amendment No. 3)
10.26	Loan Agreement between PCAA SP, LLC, as Borrower, and GMAC Commercial Mortgage Bank, as Lender, dated as of October 3, 2005 (incorporated by reference to Exhibit 10.2 of the September Quarterly Report)
10.27	Credit Agreement dated as of November 11, 2005 among Macquarie Infrastructure Company Inc. (d/b/a Macquarie Infrastructure Company (US)) as Borrower, Macquarie Infrastructure Company LLC, the Lenders and Issuers party thereto and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.3 of the September Quarterly Report)

Exhibit
Number	Description

10.28	Loan Agreement dated as of December 12, 2005 among North America Capital Holding Company, the Lenders named therein and Mizuho Corporate Bank, Ltd.*
10.29	Loan Agreement dated as of November 17, 2005 among HGC Holdings, LLC (unsigned), Macquarie Gas Holdings, LLC, the Lenders named therein and Dresdner Bank AG London Branch*
10.30	Loan Agreement dated as of November 17, 2005 among The Gas Company, LLC (unsigned), Macquarie Gas Holdings, LLC, the Lenders named therein and Dresdner Bank AG London Branch*
21.1	Subsidiaries of the Registrants*
23.1	Consent of KPMG LLP
23.2	Consent of KPMG LLP
24.1	Powers of Attorney (included in signature pages)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and Interim Chief Financial Officer
32	Section 1350 Certifications
99.1	Connect M1-A1 Holdings Limited and Subsidiary audited Consolidated Financial Statements for the year ended March 31, 2006

†	Confidential treatment granted as to certain portions, which were separately filed with the SEC.

*	Incorporated by reference to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 15, 2006.