Form 10-Q/A
period 2006-03-31
Macquarie Infrastructure CO Trust; Macquarie Infrastructure CO LLC
filed 2006-10-16
CIK 1289788, 1289790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

Overview
This Quarterly Report on Form 10-Q/A, or this Amendment, is being filed for the purpose of amending and restating our unaudited consolidated financial statements and other financial information contained in our Quarterly Report on Form 10-Q that was originally filed with the Securities and Exchange Commission on May 10, 2006. The Amendment is being made to change an accounting error in the treatment for interest rate and foreign exchange derivative instruments that did not qualify for hedge accounting during these periods. Regardless of the accounting treatment reflected in our unaudited financial statements, we continue to believe that our various derivative instruments are economically effective to hedge our exposure to interest and currency exchange rate fluctuations.
The change in the accounting treatment for these instruments is reflected as a non-cash gain in other income in our income statement. The effect of the restatement on our consolidated balance sheet at the end of any of the reported periods is immaterial and the restatement has no net effect on our operating income, cash from operations or consolidated statements of cash flows. See Note 18 to our unaudited consolidated financial statements for a more detailed discussion of the nature of this error and the effect of this change in our accounting treatment on our quarterly financial information for the quarters ended March 31, 2006 and March 31, 2005.
This Amendment also corrects our evaluation of disclosure controls and procedures in Part I, Item 4 as a result of our reassessment of material weaknesses in internal control over financial reporting. We also included as exhibits to this Amendment new certifications of our principal executive officer and principal financial officer.
In light of the restatement, readers should no longer rely on our previously filed financial statements and other financial information for the quarters ended March 31, 2006 and March 31, 2005.
Except as described above, no attempt has been made in this Amendment to amend or update other disclosures presented in the Quarterly Report on Form 10-Q/A. Therefore, this Amendment does not reflect events occurring after the original filing on May 10, 2006 or amend or update those disclosures, or related exhibits, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our other filings with the SEC subsequent to the original filing of our Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005
($ in thousands, except share amounts)

	March 31, 2006
	(unaudited)	December 31, 2005
	(restated)
Assets
Current assets:
Cash and cash equivalents	$126,483	$115,163
Restricted cash	1,471	1,332
Accounts receivable, less allowance for doubtful accounts of $882 and $839, respectively	21,386	21,150
Dividends receivable	2,651	2,365
Inventories	1,611	1,981
Prepaid expenses	5,545	4,701
Deferred income taxes	2,115	2,101
Income tax receivable	3,420	3,489
Other	5,057	4,394

Total current assets	169,739	156,676

Property, equipment, land and leasehold improvements, net	334,094	335,119

Restricted cash	19,516	19,437
Equipment lease receivables	42,999	43,546
Investment in unconsolidated business	70,409	69,358
Investment, cost	35,716	35,295
Securities, available for sale	69,233	68,882
Related party subordinated loan	19,492	19,866
Goodwill	281,809	281,776
Intangible assets, net	296,041	299,487
Deposits and deferred costs on acquisitions	18,552	14,746
Deferred financing costs, net of accumulated amortization	12,168	12,830
Fair value of derivative instruments	14,478	4,660
Other	1,614	1,620

Total assets	$1,385,860	$1,363,298

Liabilities and stockholders’ equity
Current liabilities:
Due to manager	$6,546	$2,637
Accounts payable	15,634	11,535
Accrued expenses	12,382	13,994
Current portion of notes payable and capital leases	5,970	2,647
Current portion of long-term debt	146	146
Dividends payable	13,525	—
Other	3,501	3,639

Total current liabilities	57,704	34,598

Capital leases and notes payable, net of current portion	3,607	2,864
Long-term debt, net of current portion	610,811	610,848
Related party long-term debt	18,714	18,247
Deferred income taxes	112,940	113,794
Income tax liability	2,656	—

	March 31, 2006
	(unaudited)	December 31, 2005
	(restated)
Other	7,567	6,342

Total liabilities	813,999	786,693

Minority interests	8,883	8,940

Stockholders’ equity:
Trust stock, no par value; 500,000,000 authorized; 27,050,745 shares issued and outstanding at March 31, 2006 and December 31, 2005	569,497	583,023
Accumulated other comprehensive loss	(11,688)	(12,966)
Accumulated earnings (deficit)	5,169	(2,392)

Total stockholders’ equity	562,978	567,665

Total liabilities and stockholders’ equity	$1,385,860	$1,363,298

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
For the Quarters Ended March 31, 2006 and 2005
(Unaudited)
(in thousands, except share and per share data)

	Quarter Ended
	March 31, 2006	March 31, 2005
	(restated)	(restated)
Revenues
Revenue from fuel sales	$41,992	$30,241
Service revenue	42,904	34,152
Financing and equipment lease income	1,298	1,342

Total revenue	86,194	65,735

Costs and expenses
Cost of fuel sales	25,269	17,095
Cost of services	21,032	17,073
Selling, general and administrative expenses	23,950	19,345
Fees to manager	6,478	1,943
Depreciation expense	1,710	1,327
Amortization of intangibles	3,446	3,085

Total operating expenses	81,885	59,868

Operating income	4,309	5,867

Other income (expense)
Dividend income	2,651	—
Interest income	1,702	1,099
Interest expense	(15,663)	(7,758)
Equity in earnings and amortization charges of investee	2,453	1,653
Unrealized gain on derivative instruments	13,675	4,343
Other expense, net	(167)	(915)

Net income before income taxes and minority interests	8,960	4,289
Income tax expense	1,393	—

Net income before minority interests	7,567	4,289

Minority interests	6	51

Net income	$7,561	$4,238

Basic income per share:	$0.28	$0.16

Weighted average number of shares of trust stock outstanding: basic	27,050,745	26,610,100
Diluted income per share:	$0.28	$0.16

Weighted average number of shares of trust stock outstanding: diluted	27,066,618	26,617,744
Cash dividends declared per share	$0.50	$—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
For the Quarters Ended March 31, 2006 and 2005
(Unaudited)
($ in thousands)

	Quarter Ended
	March 31, 2006	March 31, 2005
	(restated)	(restated)
Operating activities
Net income	$7,561	$4,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	3,998	3,221
Amortization of intangible assets	3,446	3,085
Loss on disposal of equipment	44	13
Equity in earnings and amortization charges of investee	(56)	238
Amortization of finance charges	720	265
Noncash derivative gains, net of noncash interest expense	(9,453)	(4,343)
Accretion of asset retirement obligation	55	65
Deferred rent	583	605
Deferred revenue	92	110
Deferred taxes	(1,701)	—
Minority interests	6	51
Noncash compensation	543	—
Post retirement obligations	29	(20)
Other noncash income	(8)	—
Accrued interest expense on subordinated debt – related party	249	259
Changes in operating assets and liabilities:
Restricted cash	(139)	(13)
Accounts receivable	(236)	(1,130)
Equipment lease receivable, net	436	306
Dividend receivable	(295)	1,743
Inventories	371	451
Prepaid expenses and other current assets	330	407
Accounts payable and accrued expenses	(1,163)	(1,726)
Income taxes payable	2,720	—
Due to manager	3,909	1,924
Other	(220)	11

Net cash provided by operating activities	11,821	9,760

Investing activities
Acquisition of businesses and investments, net of cash acquired	—	(49,594)
Additional costs of acquisitions	(33)	(68)
Deposits and deferred costs on future acquisitions	(111)	—
Collection on notes receivable	—	24
Purchases of property and equipment	(1,490)	(879)
Proceeds received on subordinated loan	611	686

Net cash used in investing activities	(1,023)	(49,831)

Financing activities
Proceeds from long-term debt	—	32,000
Proceeds from line-credit facility	1,275	—
Debt financing costs	(58)	(1,674)
Distributions paid to minority shareholders	(63)	—
Payment of long-term debt	(37)	(26)
Offering costs	—	(1,833)
Restricted cash	(79)	(1,079)
Payment of notes and capital lease obligations	(486)	(349)

Net cash provided by financing activities	552	27,039

	Quarter Ended
	March 31, 2006	March 31, 2005
	(restated)	(restated)
Effect of exchange rate changes on cash	(30)	11

Net change in cash and cash equivalents	11,320	(13,021)

Cash and cash equivalents, beginning of period	115,163	140,050

Cash and cash equivalents, end of period	$126,483	$127,029

Supplemental disclosures of cash flow information:
Noncash investing and financing activity:

Accrued purchases of property and equipment	$241	$—

Accrued deposits and deferred costs on acquisitions	$3,695	$—

Acquisition of property through capital leases	$1,669	$438

Income taxes paid	$290	$311

Interest paid	$10,263	$7,134

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
The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10 K/A.
3. Significant Accounting Policy
     Derivative Instruments
The Company accounts for derivatives and hedging activities in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended (SFAS 133), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.
For all derivatives eligible for hedge accounting, on the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or a foreign-currency fair-value or cash-flow hedge (foreign currency hedge). For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair-value hedge or a cash-flow hedge is reported in earnings.
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
In all situations in which hedge accounting is discontinued or when the Company elects not to apply hedge accounting, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income.
As discussed in Note 18, the Company’s derivatives did not qualify for hedge accounting for the quarters ended March 31, 2006 and March 31, 2005. Changes in the fair value of these derivatives are recorded as unrealized gains on derivative instruments in the consolidated income statement.
4. Earnings Per Share
Following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Quarter Ended	Quarter Ended
	March 31, 2006	March 31, 2005

Weighted average number of shares of trust stock outstanding: basic	27,050,745	26,610,100
Dilutive effect of restricted stock unit grants	15,873	7,644

Weighted average number of shares of trust stock outstanding: diluted	27,066,618	26,617,744

The effect of potentially dilutive shares is calculated by assuming that the restricted stock unit grants issued to our independent directors had been fully converted to shares on the date of vesting.
5. Pending Acquisitions
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
6. Property, Equipment, Land and Leasehold Improvements
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

7. Intangible Assets
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

8. Long-Term Debt
The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. At March 31, 2006, the Company had no indebtedness outstanding at the MIC LLC, Trust or MIC Inc. level. On April 28, 2006, MIC Inc. borrowed $175 million under its revolving credit facility to finance the acquisition of a 50% interest in IMTT Holdings, Inc. as discussed below in Note 17 to the financial statements.
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
9. Derivative Instruments and Hedging Activities
The Company has interest-rate related and foreign-exchange related derivative instruments to manage its interest rate exposure on its debt instruments, and to manage its exchange rate exposure on its future cash flows from its non-U.S. investments. In addition, the Company used foreign exchange option contracts to acquire its stake in MYL and its investment in SEW. The Company does not enter into derivative instruments for any purpose other than interest rate hedging or cash-flow hedging purposes. That is, the Company does not speculate using derivative instruments.
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
     Anticipated future cash flows
The Company entered into foreign exchange forward contracts for its anticipated cash flows in order to hedge the market risk associated with fluctuations in foreign exchange rates. The forward contracts limit the unfavorable effect that foreign exchange rate changes will have on cash flows. All of the Company’s forward contracts relating to anticipated future cash flows were initially designated as cash flow hedges. The maximum term over which the Company is currently hedging exposures relating to the variability of foreign exchange rates is 24 months.
Changes in the fair value of forward contracts designated as cash flow hedges that effectively offset the variability of cash flows associated with anticipated distributions are reported in other comprehensive income. These amounts subsequently are reclassified into other income or expense when the contract is expired or executed. Changes in the fair value of forward contracts not eligible for hedge accounting are reported in other income (loss) on the consolidated statement of income. In accordance with SFAS 133, the Company concluded that all of its foreign exchange forward contracts did not qualify as cash flow hedges, as further discussed in Note 18.
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
Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. Changes in the fair value of interest rate swaps not eligible for hedge accounting are reported in other income (loss) on the consolidated statement of income. In accordance with SFAS 133, the Company concluded that all of its interest rate swaps did not qualify as cash flow hedges, as further discussed in Note 18. The Company anticipates the interest rate swaps qualifying as hedges to be effective in the first quarter of 2007. The term over which the Company is currently hedging exposures relating to debt is through August 2013.
10. Comprehensive Income (Loss)
The Company follows the requirements of FASB Statement No. 130, Reporting Comprehensive Income, for the reporting and display of comprehensive income and its components. FASB Statement No. 130 requires unrealized gains or losses on the Company’s available for sale securities, foreign currency translation adjustments and change in fair value of derivatives accounted for as hedges to be included in other comprehensive (loss) income.
Total comprehensive income for the quarter ended March 31, 2006 was $8.8 million. The difference between net income of $7.6 million for the quarter ended March 31, 2006 and comprehensive income is primarily attributable to an unrealized gain on marketable securities of $2 million, offset by foreign currency translation adjustments of $265,000 and an adjustment relating to the fair value of interest rate swaps of $469,000. These amounts are included in the accumulated other comprehensive loss on the Company’s consolidated condensed balance sheet as of March 31, 2006.
11. Stockholders’ Equity
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
12. Reportable Segments
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
Selected information by reportable segment is presented in the following tables (in thousands):
Revenue from external customers for the Company’s segments for the quarter ended March 31, 2006 are as follows:

	Airport Services	Airport Parking	District Energy	Total
Revenue from Product Sales
Fuel sales	$41,992	$—	$—	$41,992

	41,992	—	—	41,992

Service Revenue
Other services	18,179	—	845	19,024
Cooling capacity revenue	—	—	4,189	4,189
Cooling consumption revenue	—	—	1,475	1,475
Parking services	—	18,216	—	18,216

	18,179	18,216	6,509	42,904

Financing and Lease Income
Financing and equipment lease	—	—	1,298	1,298

	—	—	1,298	1,298

Total Revenue	$60,171	$18,216	$7,807	$86,194

Financial data by reportable business segments are as follows (in thousands):

	Quarter Ended March 31, 2006				At March 31, 2006
	(unaudited)				(unaudited)
	(restated)				Property,
					Equipment, Land
	Segment	Interest	Depreciation/	Capital	and Leasehold	Total
	Profit (1)	Expense	Amortization(2)	Expenditures	Improvements	Assets
Airport services	$32,570	$9,020	$4,413	$550	$91,739	$553,019
Airport parking	4,781	3,901	1,271	447	96,074	290,419
District energy	2,542	2,145	1,760	493	146,281	240,879

Total	$39,893	$15,066	$7,444	$1,490	$334,094	$1,084,317

The above table does not include financial data for our equity and cost investments.

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $865,000 and $1.4 million, respectively, are included in cost of sales for the quarter ended March 31, 2006.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

Reconciliation of total reportable segment assets to total consolidated assets at March 31, 2006 (in thousands):

Total assets of reportable segments	$1,084,317
Equity and cost investments:
Investment in Yorkshire Link	70,409
Investment in SEW	35,716
Investment in MCG	69,233
Corporate and other	381,256
Less: Consolidation entries	(255,071)

Total consolidated assets	$1,385,860

Reconciliation of total reportable segment profit (as restated) to total consolidated income before income taxes and minority interests for the quarter ended March 31, 2006 (in thousands):

Total reportable segment profit	$39,893
Selling, general and administrative expenses	(23,950)
Fees to manager	(6,478)
Depreciation and amortization (1)	(5,156)

4,309
Unrealized gains on derivative instruments	13,675
Other expense, net	(9,024)

Total consolidated income before income taxes and minority interests	$8,960

(1)	Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.
Revenue from external customers for the Company’s segments for the quarter ended March 31, 2005 are as follows (in thousands):

	Airport Services	Airport Parking	District Energy	Total
Revenue from Product Sales
Fuel sales	$30,241	$—	$—	$30,241

	30,241	—	—	30,241

Service Revenue
Other services	14,703	—	643	15,346
Cooling capacity revenue	—	—	4,059	4,059
Cooling consumption revenue	—	—	1,438	1,438
Parking services	—	13,309	—	13,309

	14,703	13,309	6,140	34,152

Financing and Lease Income
Financing and equipment lease	—	—	1,342	1,342

	—	—	1,342	1,342

Total Revenue	$44,944	$13,309	$7,482	$65,735

Financial data by reportable business segments are as follows (in thousands):

	Quarter Ended March 31, 2005				At March 31, 2005
	(unaudited)				(unaudited)
	(restated)				Property,
					Equipment, Land
	Segment	Interest	Depreciation/	Capital	and Leasehold	Total
	Profit (1)	Expense	Amortization(2)	Expenditures	Improvements	Assets
Airport services	$25,705	$3,467	$3,466	$597	$77,993	$468,996
Airport parking	3,203	2,126	1,112	31	66,970	205,494
District energy	2,659	2,194	1,728	251	150,543	252,718

Total	$31,567	$7,787	$6,306	$879	$295,506	$927,208

The above table does not include financial data for our equity and cost investments.

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $503,000 and $1.4 million, respectively, are included in cost of sales for the quarter ended March 31, 2005.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.
Reconciliation of total reportable segment assets to total consolidated assets at March 31, 2005 (in thousands):

Total assets of reportable segments	$927,208
Equity and cost investments:
Investment in Yorkshire Link	76,978
Investment in SEW	38,786
Investment in MCG	72,130
Corporate and other	366,783
Less: Consolidation entries	(238,277)

Total consolidated assets	$1,243,608

Reconciliation of total reportable segment profit (as restated) to total consolidated income before income taxes and minority interests for the quarter ended March 31, 2005 (in thousands):

Total reportable segment profit	$31,567
Selling, general and administrative expenses	(19,345)
Fees to manager	(1,943)
Depreciation and amortization (1)	(4,412)

5,867
Unrealized gain on derivative instruments	4,343
Other expense, net	(5,921)

Total consolidated income before income taxes and minority interests	$4,289

(1)	Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.
13. Related Party Transactions
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
Advisory and Other Services from the Macquarie Group and its Affiliates
MSUSA has been engaged by the Company and its subsidiaries in connection with various on-going transactions for which no fees had been paid as of March 31, 2006. Fees payable to the Macquarie Group for pending acquisitions have been disclosed in Note 5. Fees paid to the Macquarie Group subsequent to March 31, 2006, have been disclosed in Note 17.
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
Related Party Loans
Macquarie Bank Limited has extended a loan to a subsidiary within our group. Details on this loan are disclosed in Note 8.
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
14. Income Taxes
Macquarie Infrastructure Company Trust is classified as a grantor trust for U.S. federal income tax purposes, and therefore is not subject to income taxes. The Company is treated as a partnership for U.S. federal income tax purposes and is also not subject to income taxes. MIC Inc. and its wholly-owned subsidiaries are subject to income taxes.
Consolidated pre-tax income for the quarter ended March 31, 2006 was $9 million. Macquarie Infrastructure Company LLC accounted for $4.1 million of total pre-tax income. As a partnership for U.S. federal income tax purposes, this income is not subject to income taxes.

The remaining $4.9 million of pre-tax income was generated by MIC Inc. and its subsidiaries and is subject to income taxes. The Company records its income taxes in accordance with SFAS 109 “Accounting for Income Taxes.”
The Company expects to incur a net operating loss for federal consolidated return purposes, as well as certain states that provide for consolidated returns, for the year ended December 31, 2006. The Company believes that it will be able to utilize the projected federal and state consolidated 2006 and prior year losses. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2006. However, the Company has subsidiaries that expect to generate taxable income for the year ended December 31, 2006, on a separate company basis. As such, a net current state tax provision of approximately $649,000 has been recorded for separate company state taxes, on a separate company pre-tax income of $6.4 million for the quarter ended March 31, 2006.
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
15. Legal Proceedings and Contingencies
Refer to the legal proceedings described in our Annual Report on Form 10-K/A, as filed on October 16, 2006, for the year ended December 31, 2005. There were no material changes during the quarter ended March 31, 2006.
16. Dividends
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
17. Subsequent Events
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
18. Restatement Relating to Derivative Hedge Accounting
Restatement
During the third quarter of 2006, we, in consultation with our external auditors, discovered that our application of, and documentation related to, the “short-cut” and “critical terms match” methods under SFAS 133 for certain of our derivative instruments was incorrect.
Following our discovery of these errors, our Audit Committee determined that we would amend and restate previously issued unaudited financial statements and other financial information for the quarters ended March 31, 2006 and June 30, 2006 for certain derivative instruments that did not qualify for hedge accounting during those periods and that the originally filed financial statements and other financial information should not be relied upon. As a result, we announced on September 14, 2006 our intent to amend and restate our financial statements and other financial information for the quarters ended March 31, 2006 and June 30, 2006 with respect to the accounting for these derivative instruments. We also initiated a comprehensive review of all of our determinations and documentation related to hedge accounting for our derivative instruments, as well as our related processes and procedures.
As a result of that review, management determined that none of our interest rate and foreign exchange derivative instruments met the criteria required for use of either the “short-cut” or “critical terms match” methods of hedge accounting for all periods from April 13, 2004 (inception) through June 30, 2006. We are not permitted to retroactively apply an appropriate method of qualifying for hedge accounting treatment and, as a result, the non-cash changes in the fair value of these derivative instruments are required to be recorded in other income in the income statement rather than in accumulated other comprehensive income in the balance sheet.
The change in the accounting treatment for these derivatives is reflected as a non-cash gain in other income under unrealized gain on derivative instruments. The effect of the restatement on our consolidated balance sheet at March 31, 2006 and March 31, 2005 is immaterial and the restatement has no net effect on our operating income, cash from operations in our consolidated statements of cash flows for the quarter ended March 31, 2006 and March 31, 2005.
The impact on our consolidated financial results of reporting the change in the fair value of the swaps has resulted in an aggregate increase in our net income of $8.9 million, year to date through March 31, 2006. The change to the first quarter ended March 31, 2006 and March 31, 2005 is as follows:

	Quarter Ended March 31, 2006		Quarter Ended March 31, 2005
	As Reported	As Restated **	As Reported	As Restated
	In thousands, except per share data
Operating income	$4,309	$4,309	$5,867	$5,867
Other income (expense) *	(5,647)	3,252	(5,950)	(1,629)
Net income (loss)	(1,338)	7,561	(83)	4,238
Net income (loss) per share, basic and diluted	$(0.049)	$.28	$(0.003)	$.16

*	Includes minority interests and income taxes.

**	Includes a loss of $384,000 relating to the change in the fair value of the derivatives from their respective inceptions through December 31, 2005.
The impact on the financial results of our business segments of reporting the change in the fair value of the swaps is as follows:

	Quarter Ended March 31, 2006		Quarter Ended March 31, 2005
	As Reported	As Restated **	As Reported	As Restated
		In thousands
Airport Services Business
Operating income	$9,459	$9,459	$6,874	$6,874
Other expense *	(7,214)	(4,907)	(5,493)	(1,576)
Net income	2,245	4,552	1,381	5,298
Airport Parking Business
Operating income	2,675	2,675	1,639	1,639
Other expense *	(3,346)	(2,967)	(2,051)	(1,903)
Net (loss)	(671)	(292)	(412)	(264)

*	Includes income taxes and minority interests.

**	Includes an amount within each segment relating to the change in the fair market value of derivatives for that business from their respective inceptions through December 31, 2005.
The differences between the changes to our business segments and our consolidated results is primarily attributable to the lower effective tax rate applicable to our consolidated results.
In light of the restatement, readers should no longer rely on our previously filed unaudited financial statements and other financial information for the quarters ended March 31, 2006 and March 31, 2005.
We intend to apply an appropriate method of effectiveness testing for our interest rate derivatives during the first quarter of 2007 and expect that these instruments will qualify for hedge accounting from that time.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Certain financial information within this section has been restated as detailed in Note 18 to our unaudited consolidated financial statements included herein.
The following discussion of the financial condition and results of operations of the company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.
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
Changes in the Fair Value of Derivatives
As a result of our discovery of errors in the accounting treatment of our derivative instruments, we have determined that we will not use hedge accounting through the remainder of 2006. Therefore, changes in the fair value of these instruments will be recorded as a pre-tax non-cash gain or loss in our income statement and will result in a corresponding after-tax increase or decrease in net income and EBITDA. For the third quarter of 2006, including all segments except for our district energy business, we expect to record a pre-tax loss in the fair value of derivatives in the range of $18 million to $20 million on a consolidated basis.
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
Recent and Pending Acquisitions
See Note 5, Pending Acquisitions and Note 17, Subsequent Events, to the consolidated condensed financial statements in Part I, Item I of this Form 10-Q/A for further information on recent and pending acquisitions and the financing related to these acquisitions which is incorporated herein by reference.
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
RESULTS OF OPERATIONS
We recognized net income for the quarter ended March 31, 2006 of $7.6 million and net income for the quarter ended March 31, 2005 of $4.2 million. Consolidated performance was primarily driven by:
•	38% increase in fuel revenue, due to the inclusion of the EAR acquisition and the rise in fuel prices generally, offset by an increase in our cost of fuel. Average dollar per gallon fuel margins continued to improve while volumes increased by approximately 2% at existing locations;

•	a 26% increase in service revenue, reflecting the increased activity and 8 new locations in our parking business and the inclusion of EAR acquisition;

•	higher management fees, including the $4.1 million performance fee earned by the manager in the first quarter which it has elected to reinvest in shares of trust stock;

•	the recognition of dividend income of $2.7 million in the first quarter of 2006 from our investment in SEW, which in 2005 was received in the second quarter;

•	unrealized gains on derivative instruments of $13.7 million recorded in the first quarter of 2006; and

•	an increase in interest expense due to the overall increase in our debt to $611 million at the end of 2005, coupled with the overall increase in interest rates during 2005.
Our consolidated results of operations are summarized below ($ in thousands):

	Quarter Ended
	March 31, 2006	March 31, 2005	Change
	(restated)	(restated)
	$	$	$	%
Revenue
Revenue from fuel sales	41,992	30,241	11,751	38.9
Service revenue	42,904	34,152	8,752	25.6
Financing and equipment lease income	1,298	1,342	(44)	(3.3)

	86,194	65,735	20,459	31.1

Costs and expenses
Cost of fuel sales	25,269	17,095	8,174	47.8
Cost of services	21,032	17,073	3,959	23.2

Gross profit	39,893	31,567	8,326	26.4
Selling, general and administrative expenses	23,950	19,345	4,605	23.8
Fees to manager	6,478	1,943	4,535	233.4
Depreciation expense	1,710	1,327	383	28.9
Amortization of intangibles	3,446	3,085	361	11.7

Operating income	4,309	5,867	(1,558)	(26.6)

Other income (expense)
Dividend income	2,651	—	2,651	—
Interest income	1,702	1,099	603	54.9
Interest expense	(15,663)	(7,758)	(7,905)	101.9
Equity in earnings and amortization charges of investee	2,453	1,653	800	48.4
Unrealized gain on derivative instruments	13,675	4,343	9,332	214.9
Other expense, net	(167)	(915)	748	(81.7)

Net income before income taxes and minority interests	8,960	4,289	4,671	—
Income tax expense	1,393	—	1,393	—

Net income before minority interests	7,567	4,289	3,278	—
Minority interests	6	51	(45)	(88.2)

Net income	7,561	4,238	3,323	78.4

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
Income Taxes
The Company recorded a pre-tax loss at the MIC, Inc. level in the first quarter of 2005. However, as the Company was recently formed with no operating history, it recorded a full valuation allowance on the benefits of the pre-tax loss incurred. Therefore, the Company recorded no income tax benefit in the first quarter of 2005.
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
A reconciliation of net income to EBITDA is provided below ($ in thousands):

	Quarter Ended
	March 31, 2006	March 31, 2005	Change
	$	$	$	%

Net income (1)	7,561	4,238	3,323	78.4
Interest expense, net	13,961	6,659	7,302	109.7
Income taxes	1,393	—	1,393	—
Depreciation (2)	3,998	3,221	777	24.1
Amortization (3)	3,446	3,085	361	11.7

EBITDA	$30,359	$17,203	13,156	76.5

(1)	Net income and EBITDA includes non-cash income relating to gain on derivative instruments of $13.7 million and $4.3 million for the quarter ended March 31, 2006 and March 31, 2005, respectively.

(2)	Includes depreciation expense of $865,000 and $503,000 for the airport parking business for the quarters ended March 31, 2006 and 2005, respectively, and $1.4 million and $1.4 million for the district energy business for the quarters ended March 31, 2006 and 2005, respectively, which is included in the cost of services on our consolidated condensed statement of operations.

(3)	Does not include $933,000 and $1.2 million of amortization expense related to intangible assets in connection with our investment in the toll road business for the quarters ended March 31, 2006 and 2005, respectively.
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
Key Factors Affecting Operating Results
•	contribution of positive operating results from one FBO in Las Vegas acquired in August 2005;

•	higher dollar per gallon fuel margins at existing locations and higher fuel volumes of approximately 2%;

•	lower de-icing due to milder weather;

•	continued increases in fuel prices;

•	higher selling, general and administrative costs primarily relating to non-cash and accrued compensation expense; and

•	higher interest costs from higher debt levels resulting from the refinancing in December 2005.
Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

	Existing Locations (NACH & MANA)				EAR	Total
($ in thousands) (unaudited)	2006	2005	Change		Acquisition	2006	2005	Change
	$	$	$	%	$	$	$	$	%
Revenues
Fuel revenue	36,382	30,241	6,141	20.3	5,610	41,992	30,241	11,751	38.9
Non-fuel revenue	14,631	14,703	(72)	(0.5)	3,548	18,179	14,703	3,476	23.6

Total revenue	51,013	44,944	6,069	13.5	9,158	60,171	44,944	15,227	33.9

Cost of Revenue
Cost of revenue-fuel	21,359	16,999	4,360	25.6	3,911	25,270	16,999	8,271	48.7
Cost of revenue-non-fuel	2,168	2,240	(72)	(3.2)	163	2,331	2,240	91	4.1

Total cost of revenue	23,527	19,239	4,288	22.3	4,074	27,601	19,239	8,362	43.5

Fuel gross profit	15,023	13,242	1,781	13.4	1,699	16,722	13,242	3,480	26.3
Non-fuel gross profit	12,463	12,463	—	—	3,385	15,848	12,463	3,385	27.2

Gross Profit	27,486	25,705	1,781	6.9	5,084	32,570	25,705	6,865	26.7

Selling, general and administrative	16,606	15,365	1,241	8.1	2,092	18,698	15,365	3,333	21.7
Depreciation & amortization	3,661	3,466	195	5.6	752	4,413	3,466	947	27.3

Operating income	7,219	6,874	345	5.0	2,240	9,459	6,874	2,585	37.6

Unrealized gain on derivative instruments	7,315	3,914	3,401	86.9		7,315	3,914	3,401	86.9
Other expense	(36)	(923)	(887)	(96.1)	—	(36)	(923)	(887)	(96.1)
Interest expense, net	(7,729)	(3,424)	4,305	125.7	(1,184)	(8,913)	(3,424)	5,489	160.3

Provision for income taxes	(2,903)	(1,143)	1,760	154.0	(370)	(3,273)	(1,143)	2,130	186.4

	Existing Locations (NACH & MANA)				EAR	Total
($ in thousands) (unaudited)	2006	2005	Change		Acquisitions	2006	2005	Change
	$	$	$	%	$	$	$	$	%
Net income	3,866	5,298	(1,432)	(27.0)	686	4,552	5,298	(746)	(14.1)

Reconciliation of net income to EBITDA:

Net income (1)	3,866	5,298	(1,432)	(27.0)	686	4,552	5,298	(746)	(14.1)
Interest expense, net	7,729	3,424	4,305	125.7	1,184	8,913	3,424	5,489	160.3
Provision for income taxes	2,903	1,143	1,760	154.0	370	3,273	1,143	2,130	186.4
Depreciation and amortization	3,661	3,466	195	5.6	752	4,413	3,466	947	27.3

EBITDA (1)	18,159	13,331	4,828	36.2	2,992	21,151	13,331	7,820	58.7

(1)	Net income and EBITDA includes non-cash income relating to derivatives instruments of $7.3 million and $3.9 million for the quarter ended March 31, 2006 and March 31, 2005, respectively.

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

          EBITDA
The increase in EBITDA, excluding the non-cash gain on derivative instruments, from existing locations is due to:
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
Key Factors Affecting Operating Results
Key factors influencing operating results were as follows:
•	contribution from new locations;

•	price increases and reduced discounting in selected markets contributed to the 7.5% increase in average revenue per car out for comparable locations during the quarter;

•	marketing efforts targeted at customers with a longer average stay increased average overnight occupancy by 5.8% for comparable locations; and

•	no growth in cars out at comparable locations.

          Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

($ in thousands) (unaudited)	Quarter Ended March 31,		Change
	2006	2005	$	%
Revenue	$18,216	$13,309	4,907	36.9
Direct expenses	13,435	10,106	3,329	32.9

Gross profit	4,781	3,203	1,578	49.3
Selling, general and administrative expenses	1,700	955	745	78.0
Amortization of intangibles	406	609	(203)	(33.3)

Operating income	2,675	1,639	1,036	63.2
Unrealized gain on derivative instruments	668	170	498	292.9
Interest expense, net	(3,893)	(2,114)	(1,779)	84.2
Other expense	(92)	(25)	(67)	268.0
Benefit for income taxes	226	—	226	—
Minority interest in loss of consolidated subsidiaries	124	66	58	87.9

Net loss	$(292)	$(264)	$(28)	10.6

Reconciliation of net loss to EBITDA
Net loss (1)	(292)	(264)	(28)	10.6
Interest expense, net	3,893	2,114	1,779	84.2
Benefit provision for income taxes	(226)	—	(226)	—
Depreciation	865	503	362	72.0
Amortization of intangibles	406	609	(203)	(33.3)

EBITDA (1)	$4,646	$2,962	$1,684	56.9

(1)	Net loss and EBITDA includes non-cash income relating to derivative instruments of $587,000 and $148,000 for the quarter ended March 31, 2006 and March 31, 2005, respectively.

	Quarter Ended March 31,
	2006	2005
Operating Data:
Total Revenues (000’s)(1):
New locations	$4,225	$243
Comparable locations	$13,991	$13,066
Comparable locations increase	7.1%

Gross Profit Margin:
New locations	28.71%	15.77%
Comparable locations	25.55%	24.60%
Comparable locations increase	0.95%

Parking Revenues (000’s)(2):
New locations	$4,167	$243
Comparable locations	$13,478	$12,646
Comparable locations increase	6.6%

Cars Out(3):
New locations	162,392	6,021
Comparable locations	355,443	358,520
Comparable locations decrease	(0.9%)

Average Revenue per Car Out:
New locations	$25.66	$40.42
Comparable locations	$37.92	$35.27
Comparable locations increase	7.5%

Average Overnight Occupancy(4)
New locations	5,900	309
Comparable locations	15,081	14,258
Comparable locations increase	5.8%

Locations:
New locations	8
Comparable locations	22

(1)	Total Revenues include revenues from all sources, including parking revenues, and non-parking revenues such as those derived from transportation services and rental of premises.

(2)	Parking Revenues include all receipts from parking related revenue streams, which includes monthly, membership, and third party distribution companies.

(3)	Cars Out refers to the total number of customers exiting during the period.

(4)	Average Overnight Occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.
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

          EBITDA
EBITDA, excluding non-cash gains on derivative instruments, increased in the first quarter of 2006 by $1.2 million largely as a result of the 2005 acquisitions and slightly improved profit margins at our comparable locations.
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
Subsequent to March 31, 2006, we borrowed $175 million under the revolving portion of the MIC Inc. acquisition facility to finance our acquisition of 50% of the equity of IMTT Holdings. The amended terms of this facility are described in Note 15, Subsequent Events to the consolidated condensed financial statements in Part I, Item I of this Form 10-Q/A.
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
For our airport services business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. We have not had any material changes to our debt and credit facilities since March 14, 2006, our 10-K filing date, except as noted below:
•	In connection with our pending acquisition of Trajen, we expect to incur additional debt through an expansion of our existing NACH credit facility. See Note 17, Subsequent Events, to the consolidated condensed financial statements in Part I, Item I of this Form 10-Q/A for more information.

Airport Parking Business Cash Flow

	Quarter	Quarter
	Ended	Ended
	March 31,	March 31,
($ in thousands)	2006	2005
Cash provided by operations	$952	$1,647
Cash used in investing activities	$(480)	$(20)
Cash used in financing activities	$(3,606)	$(91)
Key factors influencing cash flow from our airport parking business were as follows:
•	increase in interest expense due to new debt incurred to finance the acquisitions in October 2005 and higher interest rates that reached our caps in the first quarter of 2006;

•	increase in working capital usage of $241,000, primarily relating to increase in trade and other receivables of $171,000;

•	capital expenditures in 2006 of $480,000 compared to $20,000 in 2005;

•	partial repayment in 2006 of the intercompany loan from MIC Inc. of $3.2 million; and

•	capital lease obligation payments in 2006 of $374,000.
For our airport parking business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. We have not had any material changes to our debt and credit facilities since March 14, 2006, our 10-K filing date.
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
For our district energy business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. We have not had any material changes to our debt and credit facilities since March 14, 2006, our 10-K filing date, except as noted below:
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
For a discussion of expected capital expenditures, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. We have not had any material changes to our capital expenditures budget since March 14, 2006, our 10-K filing date.

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
Commitments and Contingencies
For a discussion of the future obligations of MIC Inc., the U.S. holding company for our consolidated businesses, due by period, under their various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. We have not had any material changes to our commitments since March 14, 2006, our 10-K filing date, except as discussed in Note 15 to our consolidated condensed financial statements.
For critical accounting policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. Our commitments and contingencies have not changed materially since March 14, 2006, our 10-K filing date, except for our pending acquisition agreements entered into subsequent to that date. See Note 17, Subsequent Events, to the consolidated condensed financial statements in Part I, Item I of this Form 10-Q/A for information on pending acquisitions.
CRITICAL ACCOUNTING POLICIES
For critical accounting policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. Our critical accounting policies have not changed materially since March 14, 2006, our 10-K filing date.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. Our exposure to market risk has not changed materially since March 14, 2006, our 10-K filing date.
ITEM 4. CONTROLS AND PROCEDURES
As discussed in Note 18 to our unaudited consolidated financial statements, we have restated our unaudited financial statements for the quarter ended March 31, 2006 and June 30, 2006 due to a deficiency in our processes and procedures related to the accounting treatment for derivative instruments. Following our initial discovery of several errors related to hedge accounting, on September 13, 2006 our Audit Committee determined that we would amend and restate previously issued unaudited financial statements and other financial information for the quarters ended March 31, 2006 and June 30, 2006 for certain derivative instruments that did not qualify for hedge accounting during those periods and that the originally filed unaudited financial statements and other financial information should not be relied upon. We also initiated a comprehensive review of all of our determinations and documentation related to hedge accounting for derivative instruments, as well as our related processes and procedures. As a result of that review, management determined that none of our interest rate and foreign exchange derivative instruments met the criteria required for use of either the “short-cut” or “critical terms match” methods of hedge accounting for all periods through June 30, 2006. On October 13, 2006, management recommended to the Audit Committee that our 2005 unaudited quarterly financial information and certain 2005 segment financial information within Management's Discussion and Analysis of Financial Condition and Results of Operations should also be restated to reflect the elimination of hedge accounting for derivative instruments. The Audit Committee agreed with management’s recommendation and determined that previously reported 2005 unaudited quarterly financial information and certain 2005 segment financial information Management's Discussion and Analysis of Financial Condition and Results of Operations should no longer be relied upon. On October 16, 2006, we are separately filing an amended and restated Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2006 to eliminate the use of hedge accounting for all of our derivative instruments and an amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2005 to revise the quarterly and segment information discussed above.
We initially evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures were effective as of March 31, 2006. In connection with the restatement described above, management concluded that we had a material weakness in our internal control over financial reporting as a result of a deficiency in our processes and procedures relating to hedge accounting for derivative instruments. Solely because of this material weakness, management has, as of the date of the filing of this amended and restated Quarterly Report on Form 10-Q/A, restated its assessment and concluded that disclosure controls and procedures were not effective as of March 31, 2006.
We do not intend to use hedge accounting through the remainder of 2006. We do however plan to fully remediate the material weakness in our internal control over financial reporting with respect to the application of hedge accounting for derivative instruments prior to applying hedge accounting for derivative instruments. At a minimum, our remediation will result in the installation and testing of the following procedures and training:
•	We will continue to provide appropriate training to our accounting staff regarding hedge accounting for derivative instruments.

•	We plan to update our policies and procedures to ensure that, with regard to hedge accounting for derivative instruments:
o	Our procedures will require the completion and senior review of a detailed report listing the specific criteria supporting the determination that hedge accounting is appropriate at the inception or acquisition of a derivative instrument and an analysis of any required tests of hedge effectiveness.

o	Our procedures will require the completion and senior review of a detailed report stating how we will test for effectiveness and measure ineffectiveness on a quarterly basis for each derivative instrument.

o	Our procedures will require the completion and senior review of a detailed quarterly report reassessing the initial determination for each derivative instrument and, where applicable, retesting for effectiveness and measuring ineffectiveness.

o	We will require that our policies and procedures for accounting for derivative instruments be reviewed periodically by an external consultant to address any changes in law, interpretations, or guidance relating to hedge accounting.

o	An external consultant with hedge accounting expertise may review specific transactions from time to time to provide guidance on our accounting for derivatives instruments with regard to market practice.
We expect these policies and procedures to be in effect in the first quarter of 2007 at which time we plan to begin using hedge accounting.
There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Please see the legal proceedings described in Part I, Item 3 of our Annual Report on Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. There were no material changes to legal proceedings during the quarter ended March 31, 2006.
ITEM 1A. RISK FACTORS
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
           The market price of our shares may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our shares and may adversely affect our ability to raise capital through equity financings. These factors include the following:
•	price and volume fluctuations in the stock markets generally;

•	significant volatility in the market price and trading volume of securities of registered investment companies business development companies or companies in our sectors, which may not be related to the operating performance of these companies;

•	fluctuations in interest rates;

•	fluctuations in our earnings caused by marking to market on a quarterly basis our derivatives instruments;

•	changes in our earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	changes in regulatory policies or tax law;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.
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

Macquarie Infrastructure Company Trust
Dated: October 13, 2006	By:	/s/ Peter Stokes
		Name:	Peter Stokes
		Title:	Regular Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Macquarie Infrastructure Company LLC
Dated: October 13, 2006	By:	/s/ Peter Stokes
		Name:	Peter Stokes
		Title:	Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Purchase and Sale Agreement dated April 18, 2006 by and among Trajen Holdings, Inc., the stockholders thereof and Macquarie FBO Holdings, LLC. (incorporated by reference to exhibit 2.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006 (the (“10-Q”)).

2.2	Stock Subscription Agreement dated April 14, 2006 between Macquarie Terminal Holdings LLC, IMTT Holdings Inc. and the Current Owners (incorporated by reference to Exhibit 2.1 of the Registrants’ Current Report on Form 8-K, filed with the SEC on April 17, 2006 (the “April Current Report”)).

10.1	Shareholder’s Agreement dated April 14, 2006 between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 2.2 of the April Current Report).

10.2	Amended and Restated Credit Agreement dated as of May 9, 2006 among Macquarie Infrastructure Company Inc., Macquarie Infrastructure Company LLC, the Lenders and Issuers party thereto and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to exhibit 10.2 to the 10-Q).

10.3	Commitments letters relating to an increase in the Senior Credit Facility of North America Capital Holding Company (incorporated by reference to exhibit 10.3 to the 10-Q).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and Interim Chief Financial Officer.

32.1	Section 1350 Certification of the Chief Executive Officer and Interim Chief Financial Officer.

99.1	Earnings release related to the quarter ended March 31, 2006 (incorporated by reference to exhibit 99.1 to the 10-Q).