Form 10-Q/A
period 2006-06-30
Macquarie Infrastructure CO Trust; Macquarie Infrastructure CO LLC
filed 2006-10-16
CIK 1289788, 1289790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report): N/A
     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes☑ No☐
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
Yes☐ No☑
     There were 27,212,165 shares of trust stock without par value outstanding at August 8, 2006.

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

Overview
This Quarterly Report on Form 10-Q/A, or this Amendment, is being filed for the purpose of amending and restating our unaudited consolidated financial statements and other financial information contained in our Quarterly Report on Form 10-Q that was originally filed with the Securities and Exchange Commission on August 9, 2006. The Amendment is being made to reflect an accounting error in the treatment for interest rate and foreign exchange derivative instruments that did not qualify for hedge accounting during these periods. Regardless of the accounting treatment reflected in our unaudited financial statements, we continue to believe that our various derivative instruments are economically effective to hedge our exposure to interest and currency exchange rate fluctuations.
The change in the accounting treatment for these instruments is reflected as a non-cash gain in other income in our income statement. The effect of the restatement on our consolidated balance sheet at the end of any of the reported periods is immaterial and the restatement has no net effect on our operating income, cash from operations or consolidated statements of cash flows. See Note 18 to our unaudited consolidated financial statements for a more detailed discussion of the nature of this error and the effect of this change in our accounting treatment on our financial information for the quarter and six months ended June 30, 2006 and June 30, 2005.
This Amendment also corrects our evaluation of disclosure controls and procedures in Part I, Item 4 as a result of our reassessment of material weaknesses in internal control over financial reporting. We also included as exhibits to this Amendment new certifications of our principal executive officer and principal financial officer.
In light of the restatement, readers should no longer rely on our previously filed financial statements and other financial information for the quarter and six months ended June 30, 2006 and June 30, 2005.
Except as described above, no attempt has been made in this Amendment to amend or update other disclosures presented in the Quarterly Report on Form 10-Q/A. Therefore, this Amendment does not reflect events occurring after the original filing on August 9, 2006 or amend or update those disclosures, or related exhibits, affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our other filings with the SEC subsequent to the original filing of our Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED CONDENSED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005
($ in thousands, except share amounts)

	June 30, 2006
	(unaudited)	December 31, 2005
	(restated)
Assets
Current assets:
Cash and cash equivalents	$37,843	$115,163
Restricted cash	5,609	1,332
Accounts receivable, less allowance for doubtful accounts of $1,117 and $839, respectively	39,718	21,150
Dividends receivable	9,247	2,365
Other receivables	4,531	—
Inventories	9,365	1,981
Prepaid expenses	4,015	4,701
Deferred income taxes	2,115	2,101
Income tax receivable	3,066	3,489
Other	9,446	4,394

Total current assets	124,955	156,676

Property, equipment, land and leasehold improvements, net	461,314	335,119

Restricted cash	18,722	19,437
Equipment lease receivables	42,449	43,546
Investments in unconsolidated businesses	431,764	69,358
Investment, cost	37,971	35,295
Securities, available for sale	72,462	68,882
Related party subordinated loan	21,147	19,866
Goodwill	402,143	281,776
Intangible assets, net	308,461	299,487
Deposits and deferred costs on acquisitions	2,698	14,746
Deferred financing costs, net of accumulated amortization	16,503	12,830
Fair value of derivative instruments	21,348	4,660
Other	5,536	1,620

Total assets	$1,967,473	$1,363,298

Liabilities and stockholders’ equity
Current liabilities:
Due to manager	$3,829	$2,637
Accounts payable	24,888	11,535
Accrued expenses	15,165	13,994
Current portion of notes payable and capital leases	5,832	2,647
Current portion of long-term debt	2,146	146
Other	9,366	3,639

Total current liabilities	61,226	34,598

	June 30, 2006
	(unaudited)	December 31, 2005
Capital leases and notes payable, net of current portion	3,259	2,864
Long-term debt, net of current portion	1,044,797	610,848
Related party long-term debt	20,168	18,247
Deferred income taxes	228,933	113,794
Income tax liability	4,306	—
Fair value of derivative instruments	606	—
Other	21,279	6,342

Total liabilities	1,384,574	786,693

Minority interests	8,811	8,940

Stockholders’ equity:
Trust stock, no par value; 500,000,000 authorized; 27,212,165 shares issued and outstanding at June 30, 2006 and 27,050,745 shares issued and outstanding at December 31, 2005	560,549	583,023
Accumulated other comprehensive income (loss)	(1,067)	(12,966)
Accumulated gain (deficit)	14,606	(2,392)

Total stockholders’ equity	574,088	567,665

Total liabilities and stockholders’ equity	$1,967,473	$1,363,298

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONDENSED CONSOLIDATED INCOME STATEMENTS
For the Quarters and Six Months Ended June 30, 2006 and 2005
(Unaudited)
($ in thousands, except share and per share data)

	Quarter Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(restated)		(restated)
Revenues
Revenue from product sales	$56,922	$34,150	$98,914	$64,391
Service revenue	47,726	37,038	90,630	71,190
Financing and equipment lease income	1,285	1,331	2,583	2,673

Total revenue	105,933	72,519	192,127	138,254

Costs and expenses
Cost of product sales	36,010	19,708	61,279	36,803
Cost of services	22,632	19,493	43,664	36,566
Selling, general and administrative	24,294	18,941	48,244	38,286
Fees to manager	3,718	2,209	10,196	4,152
Depreciation	2,121	1,420	3,831	2,747
Amortization of intangibles	3,580	3,235	7,026	6,320

Total operating expenses	92,355	65,006	174,240	124,874

Operating income	13,578	7,513	17,887	13,380

Other income (expense)
Dividend income	2,351	6,184	5,002	6,184
Interest income	1,180	1,231	2,882	2,330
Interest expense	(15,604)	(7,511)	(31,267)	(15,269)
Equity in earnings (loss) and amortization charges of investees	3,115	(1,139)	5,568	514
Unrealized gain (loss) on derivative instruments	6,487	(2,305)	20,162	2,038
Other income (expense), net	94	261	(73)	(654)

Net income before income taxes and minority interests	11,201	4,234	20,161	8,523
Income tax expense	1,618	579	3,011	579

Net income before minority interests	9,583	3,655	17,150	7,944

Minority interests	146	306	152	357

Net income	$9,437	$3,349	$16,998	$7,587

Basic income per share:	$0.35	$0.12	$0.63	$0.28

Weighted average number of shares of trust stock outstanding: basic	27,062,201	26,960,560	27,056,505	26,786,298
Diluted income per share:	$0.35	$0.12	$0.63	$0.28

Weighted average number of shares of trust stock outstanding: diluted	27,073,016	26,984,160	27,069,835	26,798,163
Cash dividends declared per share	$0.50	$0.5877	$1.00	$0.5877

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
($ in thousands)

	Six Months Ended
	June 30, 2006	June 30, 2005
	(restated)	(restated)
Operating activities
Net income	$16,998	$7,587

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	8,290	6,632
Amortization of intangible assets	7,026	6,320
Loss on disposal of equipment	47	—
Equity in (earnings) loss and amortization charges of investee	(3,202)	1,378
Amortization of finance charges	1,806	553
Non cash derivative gain, net of non cash interest expense	(15,734)	(2,038)
Accretion of asset retirement obligation	110	—
Deferred rent	1,205	1,184
Deferred revenue	100	73
Deferred taxes	(2,444)
Minority interests	152	357
Noncash compensation	598	266
Post retirement obligations	88	—
Other noncash expenses	—	221
Accrued interest expense on subordinated debt – related party	522	519
Accrued interest income on subordinated debt – related party	(424)	(480)
Changes in operating assets and liabilities:
Restricted cash	(177)	—
Accounts receivable	(2,222)	(4,546)
Equipment lease receivable, net	994	789
Dividend receivable	145	—
Inventories	1,353	496
Prepaid expenses and other current assets	1,930	2,650
Accounts payable and accrued expenses	(4,425)	(3,176)
Income taxes payable	4,729	—
Due to manager	5,326	1,976
Other	610	(17)

Net cash provided by operating activities	23,401	20,744

Investing activities
Acquisition of businesses and investments, net of cash acquired	(501,104)	(49,594)
Additional costs of acquisitions	(6)	(72)
Goodwill adjustment	—	694
Deposits and deferred costs on future acquisitions	(1,134)	—
Purchases of property and equipment	(4,912)	(3,364)
Proceeds received on subordinated loan	611	686

Net cash used in investing activities	(506,545)	(51,650)

	Six Months Ended
	June 30, 2006	June 30, 2005
	(restated)	(restated)
Financing activities
Proceeds from long-term debt	160,000	32,000
Proceeds from line of credit facilities	277,901	543
Distributions paid to shareholders	(27,059)	(15,898)
Debt financing costs	(4,756)	(1,674)
Distributions paid to minority shareholders	(282)	—
Payment of long-term debt	(72)	(47)
Offering costs	—	(1,934)
Restricted cash	715	(1,077)
Payment of notes and capital lease obligations	(990)	(678)

Net cash provided by financing activities	405,457	11,235

Effect of exchange rate changes on cash	367	(78)

Net change in cash and cash equivalents	(77,320)	(19,749)

Cash and cash equivalents, beginning of period	115,163	140,050

Cash and cash equivalents, end of period	$37,843	$120,301

Supplemental disclosures of cash flow information:
Noncash investing and financing activity:

Accrued purchases of property and equipment	$1,263	$—

Accrued deposits and deferred costs on acquisitions	$2,639	$—

Acquisition of property through capital leases	$1,667	$1,417

Issuance of trust stock to manager for payment of March 2006 and December 2004 performance fees, respectively	$4,134	$12,088

Issuance of trust stock to independent directors	$450	$191

Income taxes paid	$492	$609

Interest paid	$24,225	$14,357

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
Macquarie Infrastructure Company Trust, or the Trust, a Delaware statutory trust, was formed on April 13, 2004. Macquarie Infrastructure Company LLC, or the Company, a Delaware limited liability company, was also formed on April 13, 2004. Prior to December 21, 2004, the Trust was a wholly-owned subsidiary of Macquarie Infrastructure Management (USA) Inc., or MIMUSA. MIMUSA, the Company’s Manager, is a subsidiary of the Macquarie Group of companies, which is comprised of Macquarie Bank Limited and its subsidiaries and affiliates worldwide. Macquarie Bank Limited is headquartered in Australia and is listed on the Australian Stock Exchange.
The Trust and the Company were formed to own, operate and invest in a diversified group of infrastructure businesses in the United States and other developed countries. The Company is the operating entity with a Board of Directors and other corporate governance responsibilities generally consistent with that of a Delaware corporation.
During the six months ended June 30, 2006, the Company’s major acquisitions were as follows:
     (i) On May 1, 2006, Macquarie Infrastructure Company Inc., or MIC Inc., a wholly-owned subsidiary of the Company, completed its acquisition of 50% of the shares in IMTT Holdings Inc., the holding company for a bulk liquid storage terminal business operating as International-Matex Tank Terminals, or IMTT.
     (ii) On June 7, 2006, MIC Inc. acquired The Gas Company, or TGC, a Hawaii limited liability company which owns and operates the sole regulated gas production and distribution business in Hawaii, as well as a propane sales and distribution business in Hawaii.
The Company owns airport services, airport parking, district energy and gas utility businesses and an interest in a bulk liquid storage terminal business, through the Company’s wholly-owned subsidiary, MIC Inc. The investments in Macquarie Communications Infrastructure Group, a listed Australian communications fund, South East Water, a water utility company and a business that operates a toll road in the United Kingdom are owned by the Company through separate Delaware limited liability companies.
2. Basis of Presentation
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
The consolidated balance sheet at December 31, 2005 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.
The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10 K/A.
3. Significant Accounting Policies
Included below are certain significant accounting polices, relating to TGC, which was acquired on June 7, 2006. These policies should be read in conjunction with TGC’s audit report included in Form 8-K/A filed on June 27, 2006.
Regulatory Assets and Liabilities
The regulated utility operations of TGC are subject to regulations with respect to rates, service, maintenance of accounting records, and various other matters by the Hawaii Public Utilities Commission, or HPUC. The established accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the HPUC. Regulated utility operations are subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. SFAS No. 71 requires regulated entities to disclose in their financial statements the authorized recovery of costs associated with regulatory decisions. Accordingly, certain costs that otherwise would normally be charged to expense may, in certain instances, be recorded as an asset in a regulated entity’s balance sheet. TGC records regulatory assets for costs that have been deferred for which future recovery through customer rates has been approved by the HPUC. Regulatory liabilities are recorded when it is probable that revenues will be reduced for amounts that will be credited to the customers through the rate-making process as approved by the HPUC.

TGC continuously monitors the applicability of SFAS No. 71. SFAS No. 71 may, at some future date, be deemed inapplicable because of changes in the regulatory and competitive environments and/or decision by TGC to accelerate deployment of new technologies. If TGC were to discontinue the application of SFAS No. 71, TGC would be required to write off its regulatory assets and regulatory liabilities and would be required to adjust the carrying amount of any other assets, including property, plant and equipment, that would be deemed not recoverable related to these affected operations. TGC believes its regulated operations continue to meet the criteria of SFAS No. 71 and that the carrying value of its regulated property, plant and equipment is recoverable in accordance with established HPUC ratemaking practices.
Revenue Recognition
TGC recognizes revenue when the services are provided. Sales of gas to customers are billed on a monthly cycle basis. Earned but unbilled revenue is accrued for and included in accounts receivable and revenue, based on the amount of gas that is delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period, and the related costs are charged to expense. Most revenue is based upon consumption, however, certain revenue is based upon a flat rate.
Union Pension Plan
TGC maintains a union pension plan, “Pension Plan for Classified Employees of GASCO, Inc.”, or the Plan, and continues to accrue benefits pursuant to the terms of the applicable collective bargaining agreement. The Plan is non-contributory and covers all union employees who have met certain service and age requirements. The benefits are based on a flat rate per year of service and date of employment termination. Future contributions will be made to meet ERISA funding requirements. The Plan’s trustee, First Hawaiian Bank, handles the Plan’s assets and invests them in a diversified portfolio of equity and fixed-income securities. The projected benefit obligation and the fair value of Plan assets at April 30, 2006 was $27.8 million and $24.0 million, respectively. In addition the discount rate used was 6.25%. Additional information about the Plan is included in the Company’s Form 8-K/A filed on June 27, 2006.
Recently Issued Accounting Standards
In May 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 on January 1, 2006 and there was no material impact from this adoption.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or the Interpretation. The Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the Interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Interpretation is effective in the first quarter 2007 and the Company plans to adopt the Interpretation when required. The Interpretation is currently being evaluated for its full impact. At this time, the Company believes it has properly and adequately provided for all income tax positions and therefore expects minimal impact from adopting the Interpretation.
Derivative Instruments
The Company accounts for derivatives and hedging activities in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended (SFAS 133), which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.
For all derivatives eligible for hedge accounting, on the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge). For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair-value hedge or a cash-flow hedge is reported in earnings.
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
In all situations in which hedge accounting is discontinued or when the Company elects not to elect hedge accounting, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income.
As discussed in Note 18, the Company’s derivatives did not qualify for hedge accounting for the quarter and six months ended June 30, 2006 and June 30, 2005. Changes in the fair value of these derivatives are recorded as unrealized gains (loss) in the consolidated income statement.

4. Earnings Per Share
The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average number of shares of trust stock outstanding: basic	27,062,201	26,960,560	27,056,505	26,786,298
Dilutive effect of restricted stock unit grants	10,815	23,600	13,330	11,865

Weighted average number of shares of trust stock outstanding: diluted	27,073,016	26,984,160	27,069,835	26,798,163

The effect of potentially dilutive shares is calculated by assuming that the restricted stock unit grants issued to the independent directors had been fully converted to shares on the date of vesting.
5. Acquisitions
     The Gas Company
On June 7, 2006, the Company, through a wholly-owned subsidiary, completed its acquisition of K-1 HGC Investment, L.L.C. (subsequently renamed Macquarie HGC Investment LLC), which owns HGC Holdings LLC, or HGC, and The Gas Company, LLC, or TGC.
TGC is Hawaii’s only full-service gas-energy company. TGC provides both utility (regulated) and non-utility (unregulated) gas distribution services on the six primary islands in the state of Hawaii. The utility business includes production, distribution and sales of Synthetic Natural Gas, or SNG, on the island of Oahu and distribution and sale of Liquefied Petroleum Gas, or LPG, to customers on all six major Hawaiian islands. This acquisition enabled the Company to enter the gas utility and services business as an established competitor with an existing customer base and corporate infrastructure.
The cost of the acquisition, including working capital adjustments and transaction costs was $267.8 million. In addition, the Company incurred financing costs and integration expenses of approximately $3.4 million and $261,000, respectively. The purchase price was reduced by a working capital adjustment due from the seller of approximately $4.4 million. This amount is recorded as other receivables in the accompanying consolidated condensed balance sheet at June 30, 2006. The acquisition was funded with $160.0 million of new subsidiary-level debt, $99.0 million of funds drawn by MIC Inc. under the revolving portion of its acquisition credit facility and the balance was funded with cash.
Macquarie Securities (USA) Inc., or MSUSA, a subsidiary of Macquarie Bank Limited, acted as financial advisor to the Company on the transaction, including the debt financing arrangements, for which it received approximately $5.0 million for fees and expenses (included in the transaction and financing costs discussed above).
The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of TGC are included in the accompanying consolidated condensed income statement since June 7, 2006.
The preliminary allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$42,297
Property, equipment and leasehold improvements	127,075
Intangible assets:
Customer relationships	7,400
Trade name	8,500
Real estate leases	100
Goodwill	120,361
Other assets	3,633

Total assets acquired	309,366
Current liabilities	19,867
Deferred income taxes	13,227
Other liabilities	12,948

Net assets acquired	$263,324

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
The Company allocated $7.4 million of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a nine-year period.
     International-Matex Tank Terminals
On May 1, 2006, the Company, through a wholly-owned subsidiary, completed its purchase of newly issued common stock of IMTT Holdings, Inc., formerly known as Loving Enterprises, Inc., for a purchase price of $250.0 million plus approximately $7.0 million in transaction related costs. As a result of the closing of the transaction, the Company owns 50% of IMTT Holdings’ issued and outstanding common stock. The balance of the common stock of IMTT Holdings continues to be held by the shareholders who held 100% of IMTT Holdings’ stock prior to the Company’s acquisition.
IMTT Holdings is the ultimate holding company for a group of companies and partnerships that own International-Matex Tank Terminals, or IMTT. IMTT is the owner and operator of eight bulk liquid storage terminals in the United States and the part owner and operator of two bulk liquid storage terminals in Canada. IMTT is one of the largest companies in the bulk liquid storage terminal industry in the United States, based on capacity.
IMTT Holdings distributed as a dividend $100.0 million of the proceeds from the newly-issued stock, to the shareholders who held 100% of IMTT Holdings’ stock prior to the Company’s acquisition. The remaining $150.0 million, less approximately $5.0 million that was used to pay fees and expenses incurred by IMTT in connection with the transaction, will be used ultimately to finance additional investment in existing and new facilities.
The Company financed the investment and the associated transaction costs with $82.0 million of available cash and $175.0 million of borrowings under the revolving acquisition facility of MIC Inc.
MSUSA acted as financial advisor to the Company on the transaction for which it received fees totaling $4.2 million.
The investment in IMTT has been accounted for under the equity method of accounting.
     Pro Forma Information
The following unaudited pro forma information summarizes the results of operations for the six months ended June 30, 2006 as if the acquisitions of TGC and IMTT had been completed as of January 1, 2006. The pro forma data give effect to actual operating results prior to the acquisitions and adjustments to interest expense, amortization, depreciation and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future.
Pro forma consolidated revenues and net income for the six months ended June 30, 2006, if the acquisitions of TGC and IMTT had occurred on January 1, 2006, would have been $264.1 million and $20.3, respectively. Basic and diluted earnings per share would have been $0.75 if such acquisitions had occurred on January 1, 2006.

6. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements consist of the following (in thousands):

	June 30, 2006	December 31,
	(unaudited)	2005
Land	$63,358	$62,520
Easements	9,861	5,624
Buildings	35,559	32,866
Leasehold and land improvements	123,104	108,726
Machinery and equipment	242,008	132,196
Furniture and fixtures	4,628	1,920
Construction in progress	10,423	3,486
Property held for future use	1,374	1,196
Other	1,471	764

	491,786	349,298
Less: Accumulated depreciation	(30,472)	(14,179)

Property, equipment, land and leasehold improvements, net	$461,314	$335,119

7. Intangible Assets
Intangible assets consist of the following (in thousands):

	Weighted
	Average Life	June 30, 2006	December 31,
	(Years)	(unaudited)	2005
Contractual arrangements	32	$237,572	$237,572
Non-compete agreements	2.8	4,835	4,835
Customer relationships	9.6	34,040	26,640
Leasehold rights	13.5	8,360	8,259
Trade names	Indefinite (1)	34,674	26,175
Domain names	Indefinite (1)	8,307	8,307
Technology	5	460	460

		328,248	312,248
Less: Accumulated amortization		(19,787)	(12,761)

Intangible assets, net		$308,461	$299,487

(1)	Trade names of $500,000 and domain names of $320,000 are being amortized over a period of 1.5 years and 4 years, respectively.

8. Long-Term Debt
The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. At June 30, 2006, the Company had no indebtedness outstanding at the MIC LLC or Trust level. Indebtedness at the MIC Inc. level is discussed below.
Long-term debt consisted of the following (in thousands):

	June 30, 2006
	(unaudited)	December 31, 2005
MIC Inc. acquisition facility (1)	$274,022	$—
Airport services debt (2)	300,000	300,000
MDE senior notes (3)	120,000	120,000
PCAA (various) loan payable (4)	125,448	125,448
PCAA Chicago loan payable (4)	4,523	4,574
PCAA SP loan payable (4)	58,740	58,740
RCL Properties loan payable (4)	2,210	2,232
TGC loans payable	160,000	—
TGC revolving facility	2,000	—

	1,046,943	610,994
Less: current portion	(2,146)	(146)

Long-term portion	$1,044,797	$610,848

(1)	Macquarie Bank Limited has provided $100.0 million of the MIC Inc. acquisition facility. Interest expense on Macquarie Bank Limited’s portion of the acquisition facility for both the quarter and six months ended June 30, 2006 was $1.0 million.

(2)	As of June 30, 2006, Macquarie Bank Limited has provided $35.0 million of the airport services debt. Interest expense on Macquarie Bank Limited’s portion of the long-term debt for the quarter and six months ended June 30, 2006 was $595,000 and $1.5 million, respectively. Macquarie Bank Limited is also providing approximately one-third of the interest rate swaps related to this debt and made payments to the airport services business of $169,000 and $223,000, respectively, for the quarter and six months ended June 30, 2006, which are included as a reduction to interest expense.

(3)	MDE is an entity within the district energy business.

(4)	PCAA (various), PCAA Chicago, PCAA SP and RCL Properties are references to entities within the airport parking business. Commitments for refinancing of the airport parking business’s debt received subsequent to June 30, 2006, are discussed in Note 17, Subsequent Events.
MIC Inc.
On May 9, 2006, MIC Inc. amended its revolving credit facility to increase the revolving portion of the facility by $50.0 million for a total of $300.0 million and to provide for a term loan of $180.0 million to finance the Trajen acquisition, increasing the total amount of borrowings available under this facility to $480.0 million. Refer to Note 17, Subsequent Events, for further discussion on the Trajen acquisition and the borrowings to finance the acquisition which occurred subsequent to June 30, 2006. Amounts borrowed and repaid under the term loan portion of this facility may not be reborrowed. The interest margin under the facility is LIBOR plus 2% or the base rate plus 1%, increasing by 0.50% in six months and again in 12 months, up to a maximum of LIBOR plus 3% or the base rate plus 2%. The current margin on outstanding borrowings is LIBOR plus 2%. Once the term loan borrowings have been repaid in full, the interest rate on the amended acquisition facility will decrease to LIBOR plus 1.25% or the base rate plus 0.25%. The amended acquisition facility requires an annual commitment fee equal to 20% of the applicable LIBOR margin on the average daily undrawn balance (initially 0.40%). The amended acquisition facility also includes the following additional covenants and restrictions:
•	a restriction on incurring additional debt at the Company or MIC Inc. level prior to term loan repayment; and

•	an increase in the maximum leverage ratio to 6.8x through the end of 2006, declining to 6.1x through March 31, 2008, returning to 5.6x thereafter or upon term loan repayment.
All other material terms of the amended acquisition facility remain unchanged from the original revolving facility, including the interest coverage ratio covenant. The MIC Inc. acquisition facility will continue to be secured solely by pledges of the equity interests in the direct subsidiaries of the Company and MIC Inc.
The Company expects to repay all of the outstanding borrowings under this facility with the proceeds from an equity capital raising to be concluded at management’s discretion, depending on prevailing market conditions, at any time prior to the maturity of the debt at March 31, 2008.

MSUSA acted as financial advisor to the Company in connection with the increase in the facility for which fees of $575,000 were accrued during the six months ended June 30, 2006. Macquarie Bank Limited, one of the lenders under this facility received fees of $250,000 in connection with the increase in the facility.
On April 28, 2006, MIC Inc. borrowed $175.0 million under its acquisition facility to finance the acquisition of a 50% interest in IMTT Holdings, Inc, of which Macquarie Bank Limited provided $70.0 million. In addition, on June 7, 2006, MIC Inc. borrowed $99.0 million under the same facility to partially finance the acquisition of The Gas Company, of which Macquarie Bank Limited provided $30.0 million.
The Gas Company
The acquisition of TGC was partially financed with $160.0 million of term loans borrowed under two amended and restated loan agreements dated as of June 7, 2006. One of these loan agreements provides for an $80.0 million term loan borrowed by HGC, the parent company of TGC. The other loan agreement provides for an $80.0 million term loan borrowed by TGC and a $20 million revolving credit facility, including a $5 million letter of credit facility. The counterparties to each agreement are Dresdner Bank AG, London Branch, as administrative agent, Dresdner Kleinwort Wasserstein Limited, as lead arranger, and the other lenders party thereto. TGC generally intends to utilize the $20.0 million revolving credit facility to finance its working capital and to finance or refinance its capital expenditures for regulated assets. As of June 30, 2006, TGC had borrowed $2.0 million under the $20.0 million revolving credit facility. This amount was repaid in July 2006. Additionally, as of June 30, 2006, TGC had $300,000 letters of credit outstanding against this facility.
The obligations under the credit agreements are secured by security interests in the assets of TGC as well as the equity interests of TGC and HGC. The terms and conditions for the facilities includes events of default and representations and warranties that are generally customary for facilities of this type. Select details of the term and revolving credit facilities are summarized below:

	Holding Company Debt	Operating Company Debt
	HGC Holdings LLC	The Gas Company, LLC

Borrowings:	$80.0 million Term Loan	$80.0 million Term Loan	$20.0 million Revolver

Security:	First priority security interest on HGC assets and equity interests	First priority security interest on TGC assets and equity interests

Term:	7 years	7 years	7 years

Amortization:	Payable at maturity	Payable at maturity	Payable at the earlier of 12 months or maturity

Interest: Years 1-5:	LIBOR plus 0.60%	LIBOR plus 0.40%	LIBOR plus 0.40%
Interest: Years 6-7:	LIBOR plus 0.70%	LIBOR plus 0.50%	LIBOR plus 0.50%

Hedging:	Interest rate swaps (fixed v. LIBOR) fixing funding costs at 4.84% for 7 years on a notional value of $160.0 million		—

Distributions Lock-Up Test:	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA /interest < 3.5x	—

Mandatory Prepayments:	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest < 3.5x for 3 consecutive quarters	—

Events of Default Financial Triggers:		12 mo. look-backward adjusted EBITDA/interest < 2.5x	12 mo. look-backward adjusted EBITDA/interest < 2.5x

In addition to customary terms and conditions for secured term loan and revolving credit agreements, the agreements provide that TGC:
(1) may not incur more than $5.0 million of new debt; and
(2) may not sell or dispose of more than $10.0 million of assets per year.
Additionally, the HPUC, in approving the purchase of the business by us, required that HGC and TGC’s consolidated debt to total capital ratio may not exceed 65%.
North America Capital Holding Company, or NACH
Mizuho Corporate Bank, Ltd., The Governor and Company of Bank of Ireland, Bayerische Landesbank, New York Branch and Macquarie Bank Limited provided for a $180.0 million expansion of the NACH debt facility to finance the acquisition of Trajen. The term loan facility, previously $300.0 million due in December 2010, was increased to $480.0 million on terms that are substantially similar to those in place on the existing term loan facility, with the following exceptions: the trailing 12 month minimum earnings before interest, taxes, depreciation and amortization, or EBITDA, increased to $66.9 million in 2006, $71.9 million in 2007 and $77.5 million in 2008 and there is a requirement to hedge 100% of NACH’s interest rate exposure under this facility. The NACH credit facility will continue to be secured by all of the assets and stock of NACH and its subsidiaries, including Trajen and its subsidiaries following the closing. The following describes the terms of the interest rate swap entered with Macquarie Bank Limited:

Notional Principal Amount:	$180.0 million
Effective Date:	September 29, 2006
Termination Date:	December 12, 2010
Fixed Rate:	5.515%
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
Changes in the fair value of forward contracts designated as cash flow hedges that effectively offset the variability of cash flows associated with anticipated distributions are reported in other comprehensive income. These amounts subsequently are reclassified into other income or expense when the contract is expired or executed. Changes in the fair value of forward contracts not eligible for hedge accounting are reported in other income (loss) on the consolidated statement of income. In accordance with SFAS 133, the Company concluded that all of its forward exchange contracts did not qualify as cash flow hedges, as further discussed in Note 18.
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
Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. Changes in the fair value of interest rate swaps not eligible for hedge accounting are reported in other income (loss) on the consolidated statement of income. In accordance with SFAS 133, the Company concluded that all of its interest rate swaps did not qualify as cash flow hedges, as further discussed in Note 18. The Company anticipates the interest rate swaps qualifying as hedges to be effective during the first quarter of 2007. The term over which the Company is currently hedging exposures relating to debt is through August 2013.
10. Comprehensive Income (Loss)
Total comprehensive income for the quarter and six months ended June 30, 2006 was $20.1 million and $28.9 million, respectively. These amounts are included in the accumulated other comprehensive income (loss) on the Company’s consolidated condensed balance sheet as of June 30, 2006. The difference between net income of $9.4 million for the quarter ended June 30, 2006 and comprehensive income is primarily attributable to an unrealized gain on marketable securities of $736,000, foreign currency translation adjustments of 8.4 million and an adjustment of $1.4 million relating to our equity investment. The difference between net income of $17.0 million for the six months ended June 30, 2006 and comprehensive income is primarily attributable to an unrealized gain on marketable securities of $2.7 million, foreign currency translation adjustments of $8.2 million, and an adjustment of $1.0 million relating to our equity investment and other.
11. Stockholders’s Equity
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
12. Reportable Segments
The Company’s operations are classified into four reportable business segments: airport services business, airport parking business, district energy and the gas utility business. The gas utility business is a new segment in the quarter ended June 30, 2006, and the results included below are from the date of acquisition on June 7, 2006. All of the business segments are managed separately. During the prior year, the airport services business consisted of two reportable segments, Atlantic and AvPorts. These businesses are currently managed together. Therefore, they are now combined into a single reportable segment. Results for prior periods have been aggregated to reflect the new combined segment.
The airport services business reportable segment principally derives income from fuel sales and from airport services. Airport services revenue includes fuel related services, de-icing, aircraft parking, airport management and other aviation services. All of the revenue of the airport services business is derived in the United States. The airport services business operated 18 fixed base operations, or FBOs, and one heliport and managed six airports under management contracts as of June 30, 2006.

The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of fees from off-airport parking and ground transportation to and from the parking facilities and the airport terminals. At June 30, 2006, the airport parking business operated 30 off-airport parking facilities located in California, Arizona, Colorado, Texas, Georgia, Tennessee, Missouri, Pennsylvania, Connecticut, New York, New Jersey, Ohio, Oklahoma and Illinois.
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
The revenue from the gas utility business reportable segment is included in revenue from product sales and includes distribution and sales of SNG and LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic operating growth, will generally track global oil prices. TGC’s revenue includes fuel adjustment charges, or FACs, through which changes in fuel costs generally are passed through to customers.
Selected information by reportable segment is presented in the following tables (in thousands):
Revenue from external customers for the Company’s segments for the quarter ended June 30, 2006 are as follows:

	Airport	Airport	District	Gas
	Services	Parking	Energy	Utility (1)	Total
Revenue from Product Sales
Product sales	$46,298	$—	$—	$10,624	$56,922

	46,298	—	—	10,624	56,922

Service Revenue
Other services	17,654	—	791	—	18,445
Cooling capacity revenue	—	—	4,241	—	4,241
Cooling consumption revenue	—	—	5,258	—	5,258
Parking services	—	19,782	—	—	19,782

	17,654	19,782	10,290	—	47,726

Financing and Lease Income

Financing and equipment lease	—	—	1,285	—	1,285

	—	—	1,285	—	1,285

Total Revenue	$63,952	$19,782	$11,575	$10,624	$105,933

(1)	Represents revenue from the date of acquisition on June 7, 2006.

Financial data by reportable business segments are as follows (in thousands):

	Quarter Ended June 30, 2006				At June 30, 2006
	(unaudited)				(unaudited)
	(restated)
					Property,
					Equipment,
					Land and
	Segment	Interest	Depreciation/	Capital	Leasehold
	Profit (2)	Expense	Amortization (3)	Expenditures	Improvements	Total Assets
Airport services	$33,877	$4,980	$4,458	$962	$90,955	$523,116
Airport parking	6,258	4,400	1,216	1,716	97,039	291,363
District energy	4,026	2,171	1,768	616	145,319	242,500
Gas utility (1)	3,130	644	430	128	128,001	319,277

Total	$47,291	$12,195	$7,872	$3,422	$461,314	1,376,256

The above table does not include financial data for our equity and cost investments.

(1)	Represents income statement and capital expenditures data from the date of acquisition on June 7, 2006.

(2)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $744,000 and $1.4 million, respectively, are included in cost of sales for the quarter ended June 30, 2006.

(3)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.
Reconciliation of total reportable segment assets to total consolidated assets at June 30, 2006 (in thousands):

Total assets of reportable segments	$1,376,256
Equity and cost investments:
Investment in Yorkshire Link	77,960
Investment in SEW	37,971
Investment in MCG	72,462
Investment in IMTT	353,804
Corporate and other	347,609
Less: Consolidation entries	(298,589)

Total consolidated assets	$1,967,473

Reconciliation of total reportable segment profit to total consolidated income before income taxes and minority interests for the periods ended June 30, 2006 (in thousands):

		Six Months
	Quarter Ended	Ended June 30,
	June 30, 2006	2006
	(restated)	(restated)
Total reportable segment profit	$47,291	$87,184
Selling, general and administrative expenses	(24,294)	(48,244)
Fees to manager	(3,718)	(10,196)
Depreciation and amortization (1)	(5,701)	(10,857)

	13,578	17,887
Unrealized gains on derivative instruments	6,487	20,162
Other expense, net	(8,864)	(17,888)

Total consolidated income before income taxes and minority interests	$11,201	$20,161

(1)	Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.

Revenue from external customers for the Company’s segments for the quarter ended June 30, 2005 are as follows (in thousands):

	Airport Services	Airport Parking	District Energy	Total
Revenue from Product Sales
Product sales	$34,150	$—	$—	$34,150

	34,150	—	—	34,150
Service Revenue
Other services	12,629	—	642	13,271
Cooling capacity revenue	—	—	4,127	4,127
Cooling consumption revenue	—	—	5,365	5,365
Parking services	—	14,275	—	14,275

	12,629	14,275	10,134	37,038

Financing and Lease Income
Financing and equipment lease	—	—	1,331	1,331

	—	—	1,331	1,331

Total Revenue	$46,779	$14,275	$11,465	$72,519

Financial data by reportable business segments are as follows (in thousands):

	Quarter Ended June 30, 2005				At June 30, 2005
	(unaudited)				(unaudited)
					Property,
					Equipment,
					Land and
	Segment	Interest	Depreciation/	Capital	Leasehold
	Profit (1)	Expense	Amortization(2)	Expenditures	Improvements	Total Assets
Airport services	$25,522	$3,359	$3,705	$1,566	$77,515	$459,368
Airport parking	4,087	2,293	1,155	515	67,667	205,642
District energy	3,709	2,078	1,786	404	149,457	251,430

Total	$33,318	$7,730	$6,646	$2,485	$294,639	916,440

The above table does not include financial data for our equity and cost investments.

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $546,000 and $1.4 million, respectively, are included in cost of sales for the quarter ended June 30, 2005.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

Reconciliation of total reportable segment assets to total consolidated assets at June 30, 2005 (in thousands):

Total assets of reportable segments	$916,440
Equity and cost investments:
Investment in Yorkshire Link	72,125
Investment in SEW	36,819
Investment in MCG	79,273
Corporate and other	346,653
Less: Consolidation entries	(219,479)

Total consolidated assets	$1,231,831

Reconciliation of total reportable segment profit to total consolidated income before income taxes and minority interests for the periods ended June 30, 2005 (in thousands):

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(restated)	(restated)
Total reportable segment profit	$33,318	$64,885
Selling, general and administrative expenses	(18,941)	(38,286)
Fees to manager	(2,209)	(4,152)
Depreciation and amortization (1)	(4,655)	(9,067)

	7,513	13,380
Unrealized gain (loss) on derivative instruments	(2,305)	2,038
Other expense, net	(974)	(6,895)

Total consolidated income before income taxes and minority interests	$4,234	$8,523

(1)	Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.
Revenue from external customers for the Company’s segments for the six months ended June 30, 2006 are as follows (in thousands):

	Airport	Airport	District	Gas
	Services	Parking	Energy	Utility (1)	Total
Revenue from Product Sales
Product sales	$88,290	$—	$—	$10,624	$98,914

	88,290	—	—	10,624	98,914

Service Revenue
Other services	35,833	—	1,636	—	37,469
Cooling capacity revenue	—	—	8,430	—	8,430
Cooling consumption revenue	—	—	6,733	—	6,733
Parking services	—	37,998	—	—	37,998

	35,833	37,998	16,799	—	90,630

Financing and Lease Income
Financing and equipment lease	—	—	2,583	—	2,583

	—	—	2,583	—	2,583

Total Revenue	$124,123	$37,998	$19,382	$10,624	$192,127

(1)	Represents revenue from the date of acquisition on June 7, 2006.

Financial data by reportable business segments are as follows (in thousands):

	Six Months Ended June 30, 2006
	(unaudited) (restated)
	Segment		Depreciation/	Capital
	Profit (2)	Interest Expense	Amortization (3)	Expenditures
Airport services	$66,447	$14,000	$8,871	$1,512
Airport parking	11,039	8,301	2,487	2,163
District energy	6,568	4,316	3,528	1,109
Gas utility (1)	3,130	644	430	128

Total	$87,184	$27,261	$15,316	$4,912

The above table does not include financial data for our equity and cost investments.

(1)	Represents income statement and capital expenditures data from the date of acquisition on June 7, 2006.

(2)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $1.6 million and $2.9 million, respectively, are included in cost of sales for the six months ended June 30, 2006.

(3)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.
Revenue from external customers for the Company’s segments for the six months ended June 30, 2005 are as follows (in thousands):

	Airport Services	Airport Parking	District Energy	Total
Revenue from Product Sales
Product sales	$64,391	$—	$—	$64,391

	64,391	—	—	64,391

Service Revenue
Other services	27,332	—	1,364	28,696
Cooling capacity revenue	—	—	8,186	8,186
Cooling consumption revenue	—	—	6,724	6,724
Parking services	—	27,584	—	27,584

	27,332	27,584	16,274	71,190

Financing and Lease Income
Financing and equipment lease	—	—	2,673	2,673

	—	—	2,673	2,673

Total Revenue	$91,723	$27,584	$18,947	$138,254

Financial data by reportable business segments are as follows (in thousands):

	Six Months Ended June 30, 2005
	(unaudited)
	Segment		Depreciation/	Capital
	Profit (1)	Interest Expense	Amortization (2)	Expenditures
Airport services	$51,227	$6,826	$7,171	$2,163
Airport parking	7,290	4,419	2,267	546
District energy	6,368	4,272	3,514	655

Total	$64,885	$15,517	$12,952	$3,364

The above table does not include financial data for our equity and cost investments.

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $1.0 million and $2.8 million, respectively, are included in cost of sales for the six months ended June 30, 2005.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.
13. Related Party Transactions
Management Services Agreement with MIMUSA
MIMUSA acquired 2,000,000 shares of company stock concurrently with the closing of the initial public offering in December 2004, with an aggregate purchase price of $50.0 million, at a purchase price per share equal to the initial public offering price of $25. Pursuant to the terms of the Management Agreement (discussed below), MIMUSA may sell up to 65% of these shares at any time and may sell the balance at any time from and after December 21, 2007 (the third anniversary of the IPO closing).
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
In accordance with the Management Agreement, MIMUSA is entitled to a quarterly base management fee based primarily on the Trust’s market capitalization and a performance fee, as defined, based on the performance of the trust stock relative to a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to the Company’s equity investments. For the quarter ended June 30, 2006, base management fees of $3.7 million were payable to MIMUSA and are included as due to manager in the accompanying consolidated condensed balance sheet at June 30, 2006. For the six months ended June 30, 2006, base management fees totaled $6.1 million and performance fees totaled $4.1 million. The performance fees were based on 20% of the outperformance of the Company’s total return in the first quarter over a weighted average of two utilities benchmark indices. MIMUSA elected to reinvest these fees in 145,547 shares of trust stock, which were issued on June 27, 2006 at a volume weighted average price determined over a 15 trading day period in June 2006.
MIMUSA is not entitled to any other compensation and all costs incurred by MIMUSA including compensation of seconded staff, are paid out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, and acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and six months ended June 30, 2006, MIMUSA charged the Company $111,000 and $179,000, respectively, for reimbursement of out of pocket expenses.

Advisory and Other Services from the Macquarie Group and its Affiliates
During the six months ended June 30, 2006, the Macquarie Group, through its wholly-owned group company, MSUSA, provided various advisory services and incurred expenses in connection with the acquisition and financing of The Gas Company and IMTT. Fees paid to MSUSA for these services and reimbursement of expenses have been disclosed in Note 5, Acquisitions and Note 8, Long-Term Debt. MSUSA has also been engaged by the Company and its subsidiaries in connection with various on-going transactions for which no fees had been paid as of June 30, 2006. Fees paid to the Macquarie Group subsequent to June 30, 2006, have been disclosed in Note 17, Subsequent Events.
The Company and its airport services and airport parking businesses pay fees for employee consulting services to the Detroit and Canada Tunnel Corporation, which is owned by an entity managed by the Macquarie Group. Fees paid for the six months ended June 30, 2006 were $19,000, most of which were paid in the first quarter.
During the six months ended June 30, 2006, Macquarie Bank Limited charged the Company $25,000 for reimbursement of out of pocket expenses, in relation to work performed on various advisory roles for the Company.
Related Party Loans
Macquarie Bank Limited has extended loans to subsidiaries within the group. Details on these loans are disclosed in Note 8, Long-Term Debt. Details on loans from, and fees paid to, related parties subsequent to June 30, 2006 are disclosed in Note 17, Subsequent Events.
Derivative Instruments and Hedging Activities
The Company, through its limited liability subsidiaries, has entered into foreign-exchange related derivative instruments with Macquarie Bank Limited to manage its exchange rate exposure on its future cash flows from its non-US investments.
During the six months ended June 30, 2006, South East Water LLC paid £1.2 million to Macquarie Bank Limited and received $2.2 million, which closed out a foreign currency forward contract between the parties. This settlement occurred during the second quarter. As of June 30, 2006, South East Water LLC had one remaining foreign currency forward contract with Macquarie Bank Limited, which is due to be settled in the fourth quarter of 2006.
During the same period, Macquarie Yorkshire LLC paid £2.3 million to Macquarie Bank Limited and received $4.3 million, which closed out a foreign currency forward contract between the parties. This settlement occurred during the second quarter. As of June 30, 2006, Macquarie Yorkshire LLC had one remaining foreign currency forward contract with Macquarie Bank Limited, which is due to be settled in the fourth quarter of 2006.
On August 18, 2005, MIC Inc. entered into two interest rate swaps with Macquarie Bank Limited to manage the interest rate exposure on debt incurred for the acquisition of TGC. On June 7, 2006, these interest rate swaps (along with others held with an external bank) were assigned to HGC and TGC. The effective date of the swaps are August 31, 2006 and no payments or receipts have arisen in relation to these swaps, during the quarter or six months ended June 30, 2006.
The airport services business has also entered into interest rate swaps with Macquarie Bank Limited to manage the interest rate exposure on its debt. Details on payments made under these swap arrangements are detailed in Note 8, Long-Term Debt.

14. Income Taxes
Macquarie Infrastructure Company Trust is classified as a grantor trust for U.S. federal income tax purposes, and therefore is not subject to income taxes. The Company is treated as a partnership for U.S. federal income tax purposes and is also not subject to income taxes. MIC Inc. and its wholly-owned subsidiaries are subject to income taxes.
Consolidated pre-tax profit for the six months ended June 30, 2006 was $20 million. Macquarie Infrastructure Company LLC accounted for $6.1 million of total pre-tax income. As a partnership for U.S. federal income tax purposes, this income is not subject to income taxes.
The remaining $13.9 million of pre-tax income was generated by MIC Inc. and its subsidiaries and is subject to income taxes. The Company records its income taxes in accordance with SFAS 109, Accounting for Income Taxes.
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
In May 2006, Texas revised its franchise tax law. The Company expects that the change in the law will reduce its future Texas Franchise Tax obligations by approximately $720,000, with a corresponding increase in future federal tax liabilities of approximately $252,000. Accordingly, for the quarter ended June 30, 2006 the Company has recognized an approximate $468,000 decrease in its deferred tax liabilities.
For the 2006 year, the Company projects net income before taxes at the MIC Inc. level, on which it expects to record a tax expense. The tax expense it expects to record will reflect the fact that a significant portion of the income from MIC Inc. should not be subject to income taxes payable by the Company. The Company also projects deriving net income before taxes outside MIC Inc. that will not be subject to income taxes payable by the Company. This income derived from outside MIC Inc. is projected to be mostly offset by the pre-tax loss at the MIC Inc. level, resulting in projected pre-tax income on a consolidated basis.
15. Legal Proceedings and Contingencies
The following information supplements the information described in Note 21 to the consolidated financials statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005.
Toll Road Business
On March 20, 2004, a fatal road accident occurred on Yorkshire Link that was the focus of an investigation by local police authorities. Based on conversations with these authorities, the Company understands that the police are no longer pursuing their investigation into Connect M1-A1 Limited.
South East Water
Saur International had been engaged by South East Water, or SEW, then owned by Saur UK and part of the Bouygues Group, to develop and implement a new billing system for SEW. Following extended delays and technical problems with the software, SEW notified Saur International of its intention to terminate the project and in March 2005, SEW initiated a claim against Saur International through arbitration to recover amounts paid to Saur International and thereafter Saur International counterclaimed. In May, 2006, the parties reached a confidential settlement, the terms of which will not have a material effect on SEW.
16. Distributions
On March 14, 2006, the board of directors declared a distribution of $0.50 per share for the quarter ended December 31, 2005, which was paid on April 10, 2006 to holders of record on April 5, 2006. On May 4, 2006, the board of directors declared a distribution of $0.50 per share for the quarter ended March 31, 2006 which was paid on June 9, 2006 to holders of record on June 5, 2006. The distributions declared have been recorded as a reduction to trust stock in the stockholders’ equity section of the accompanying consolidated condensed balance sheet at June 30, 2006.

17. Subsequent Events
Distributions
On August 7, 2006, the board of directors declared a distribution of $0.525 per share for the quarter ended June 30, 2006, payable on September 11, 2006 to holders of record on September 6, 2006.
Acquisitions
Trajen
On July 11, 2006, the Company, through its wholly-owned subsidiary, NACH, completed the acquisition of 100% of the shares of Trajen Holdings, Inc., or Trajen. Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 23 FBOs at airports in 11 states.
Total cash payment for the acquisition was $363.0 million, including transaction costs of $10.7 million, debt service reserve of $6.6 million and pre-funding for capital expenditures and integration costs of $5.9 million. The results of the business will be reported as components of the Company’s airport services business segment from the third quarter of 2006.
The Company financed the purchase price and the associated transaction and other costs with $180.0 million of borrowings under an expansion of the credit facility at NACH, $180.0 million of additional borrowings under the acquisition credit facility of MIC Inc. and $3.0 million of available cash. Refer to Note 8, Long-Term Debt, for further details of the additional term loan facility and amendment to the revolving acquisition facility.
Macquarie Bank Limited underwrote $40.0 million and ultimately provided $15.0 million of the $180.0 million expansion of the credit facility at NACH, for which NACH paid approximately $307,000 in financing fees, which are included within transaction costs disclosed above.
MSUSA acted as financial advisor to the Company on the transaction, as well as on the financing of the transaction. Total fees of approximately $6.2 million were paid for these services and are included within transaction costs disclosed above.
Refinancing of Airport Parking Debt
On August 8, 2006, the airport parking business received commitment from Capmark Finance, Inc. to refinance the two existing facilities with them, with outstanding debt of $125.5 million and $58.7 million, respectively, as of June 30, 2006, into a single facility. The total debt will be increased to $195.0 million on the following key terms.

Term	3 years (2009)

Extension Options	Two one-year extensions subject to certain covenants

Interest and principal repayments	Interest only during term of the loan Repayment of principal at maturity

Interest rate type	Floating

Interest rate base	1 month LIBOR

Interest rate margin	Year 1-3: 1.90%
Year 4: 2.10%
Year 5: 2.30%

Interest rate hedging	100% hedge (swap or cap) required to be executed prior to close (including tax insurance and replacement)

Debt reserves	Various reserves to be determined prior to close

Lock up cash reserves	None
The commitment to refinance is subject to a number of conditions including finalization of the loan documentation, due diligence reports, receipt of landlord estoppels and the absence of any material adverse effect on the loan or collateral. The additional debt of $10.8 million will be used to fund transaction costs associated with the refinance as well as maintenance and specific capital expenditures. The airport parking business anticipates closing on the refinancing prior to September 30, 2006.

18. Restatement Relating to Derivative Hedge Accounting
During the third quarter of 2006, we, in consultation with our external auditors, discovered that our application of, and documentation related to, the “short cut” and “critical terms match” methods under SFAS 133, for certain of our derivative instruments was incorrect.
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
As a result of that review, management determined that none of our interest rate and foreign exchange derivative instruments met the criteria required for use of either the “short-cut” or ”critical terms match” methods of hedge accounting for all periods from April 13, 2004 (inception) through June 30, 2006. We are not permitted to retroactively apply an appropriate method of qualifying for hedge accounting treatment and, as a result, the non-cash changes in the fair value of these derivative instruments are required to be recorded as other income in the income statement rather than in accumulated other comprehensive income in the balance sheet.
The change in the accounting treatment for these derivatives is reflected as a non-cash gain in other income under unrealized gain on derivative instruments. The effect of the restatement on our consolidated balance sheet at June 30, 2006 and June 30, 2005 is immaterial and the restatement has no net effect on our operating income, cash from operations in our consolidated statement of cash flows for the quarter and six months ended June 30, 2006 and June 30, 2005.

The impact on our consolidated financial results of reporting the change in the fair value of the swaps has resulted in an aggregate increase in our net income of $13.8 million, year to date through June 30, 2006. The change to the quarter ended June 30, 2006 and June 30, 2005 and six months ended June 30, 2006 and June 30, 2005 is as follows:

	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	June 30, 2006		June 30, 2006		June 30, 2005		June 30, 2005
	As Reported	As Restated**	As Reported	As Restated**	As Reported	As Restated	As Reported	As Restated
	In thousands, except per share data
Operating income	$13,578	$13,578	$17,887	$17,887	$7,513	$7,513	$13,380	$13,380
Other expense*	(9,071)	(4,141)	(14,718)	(889)	(1,877)	(4,164)	(7,827)	(5,793)
Net income	4,507	9,437	3,169	16,998	5,636	3,349	5,553	7,587
Net income per share, basic and diluted	$0.17	$0.35	$0.12	$.63	$0.21	$0.12	$0.21	$0.28

*	Includes minority interests and income taxes.
**	Includes a loss of $384,000 relating to the change in the fair value of the derivatives from their respective inceptions through December 31, 2005.
The impact on the financial results of our business segments of reporting the change in the fair value of the swaps is as follows:

	Quarter Ended		Six Months Ended		Quarter Ended		Six Months Ended
	June 30, 2006		June 30, 2006		June 30, 2005		June 30, 2005
	As Reported	As Restated**	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
	In thousands
Airport Services Business
Operating income	$11,162	$11,162	$20,621	$20,621	$6,270	$6,270	$13,144	$13,144
Other expense*	(7,168)	(4,764)	(14,382)	(9,671)	(4,552)	(7,721)	(10,042)	(9,297)
Net income (loss)	3,994	6,398	6,239	10,950	1,718	(1,451)	3,102	3,847
Airport Parking Business
Operating income	$4,213	$4,213	$6,888	$6,888	$2,198	$2,198	$3,837	$3,837
Other expense*	(3,876)	(3,815)	(7,222)	(6,810)	(2,241)	(2,223)	(4,292)	(4,265)
Net income (loss)	337	$398	(334)	78	(43)	(164)	(455)	(428)
Gas Utility Business
Operating income	$5,300	$5,300	$11,366	$11,366	—	—	—	—
Other (expense) income	(4,782)	(2,870)	(5,804)	(3,892)	—	—	—	—
Net income before taxes	518	2,430	5,562	7,474	—	—	—	—

*	Includes minority interests and income taxes.
**	Includes an amount within each segment relating to the change in the fair market value of derivatives for that business from their respective inceptions through December 31, 2005.
The differences between the changes to our business segments and our consolidated results is primarily attributable to the lower effective tax rate applicable to our consolidated results.
In light of the restatement, readers should no longer rely on our previously filed unaudited financial statements and other financial information for the quarter and six months ended June 30, 2006 and June 30, 2005.
We intend to apply an appropriate method of effectiveness testing for our interest rate derivative instruments during the first quarter of 2007 and expect that these instruments will qualify for hedge accounting from that time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
Certain financial information within this section has been restated as detailed in Note 18 to our consolidated financial statements included herein.
We own, operate and invest in a diversified group of infrastructure businesses, which are businesses that provide basic, everyday services, such as parking, gas distribution and water, through long-life physical assets. These infrastructure businesses generally operate in sectors with limited competition and high barriers to entry. As a result, they have sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.
We are dependent upon cash distributions from our businesses and investments to meet our corporate overhead and management fee expenses and to pay distributions. We receive distributions through our directly owned holding company Macquarie Infrastructure Company Inc., or MIC Inc., for all of our businesses based in the United States. We receive interest and principal on our subordinated loans to, and dividends from, our toll road business and dividends from our investments in Macquarie Communications Infrastructure Group, or MCG, and South East Water, or SEW, through directly owned holding companies that we have formed to hold our interest in each business and investment.
Distributions received from our businesses and investments net of taxes, are available first to meet management fees and corporate overhead expenses then to fund distribution payments by the Company to the Trust for payment to holders of trust stock. Base and performance management fees payable to our Manager are allocated among the Company and the directly owned subsidiaries based on the Company’s internal allocation policy.
On May 4, 2006, the Company’s board of directors declared a distribution of $0.50 per share for the quarter ended March 31, 2006 which was paid on June 9, 2006 to holders of record on June 5, 2006.
On August 7, 2006, the Company’s board of directors declared a distribution of $0.525 per share for the quarter ended June 30, 2006 payable on September 11, 2006 to holders of record on September 6, 2006. This is an increase of 5% from previous quarterly distributions.
Refer to “Other Matters” at the end of this Item 2 for discussion of forward looking statements and certain defined terms.
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
Tax Treatment of Distributions
We currently estimate that in 2006, 26% of our distributions to the holders of our trust stock from our wholly-owned subsidiary, MIC Inc. are likely to be treated as qualified dividend income for US federal income tax purposes, with the balance treated as a return of capital. Distributions to holders of our trust stock that are treated as return of capital for US federal income tax purposes are generally not taxable in the hands of holders to the extent that the total amount of such distributions received does not exceed the holders’ tax basis in the trust stock. Instead such distributions that are not in excess of the holders’ tax basis in the trust stock will reduce such holders’ tax basis in the trust stock resulting in more capital gain or less capital loss upon ultimate disposal of the trust stock. We currently estimate that distributions from MIC Inc., net of allocated expenses, will be between $37.0 million and $42.0 million in 2006, representing from 65% to 70% of the total distributions expected to be received by the company from our businesses and investments in calendar year 2006.
Beyond 2006, the portion of our distributions that will be treated as dividends or return of capital for US federal income tax purposes is subject to a number of uncertainties. We currently anticipate that substantially all of the portion of our regular distributions that are treated as dividends for US federal income tax purposes should be characterized as qualified dividend income.
Recent Acquisitions
See Note 5, Acquisitions, and Note 17, Subsequent Events, to the consolidated condensed financial statements in Part I, Item I of this Form
10-Q/A for further information on recent acquisitions and the financing related to these acquisitions which is incorporated herein by reference.
IMTT
On May 1, 2006, we completed the purchase of newly issued common stock of IMTT Holdings Inc., formerly known as Loving Enterprises, Inc., the holding company for a group of companies and partnerships that own International-Matex Tank Terminals, or IMTT. As a result of this transaction, we own 50% of IMTT Holdings’ issued and outstanding common stock. The Company has entered into, through a wholly-owned subsidiary, a Shareholders’ Agreement, or SHA, that provides, among other things, that minimum quarterly distributions of $14.0 million be paid to shareholders of IMTT Holdings ($7.0 million to us) beginning with the quarter ended June 30, 2006 through the quarter ending December 31, 2007. The minimum quarterly distribution may be reduced or eliminated in the event that the Board of IMTT Holdings determines that such distribution would result in IMTT Holdings having insufficient reserves with which to meet normal operating expenses and previously approved capital expenditures, or otherwise failing to comply with financing agreements and applicable law.

Our interest in IMTT Holdings, from the date of closing our acquisition, May 1, 2006, is reflected in our equity in earnings and amortization charges of investee line in our financial statements. At June 30, 2006, we have also recorded a $7.0 million receivable in connection with the expected receipt of our share of the cash distribution for the second quarter of 2006 which was received on July 26, 2006.
The key drivers of IMTT’s revenue and gross profit are the amount of tank capacity rented to customers and the rates at which such tankage is rented. Customers generally rent tanks under contracts with terms of between one and five years. Pursuant to these contracts, customers generally pay for the capacity of the tank irrespective of whether the tank is actually used. The key driver of storage capacity utilization and tank rental rates is the demand for tankage relative to the supply of tankage in a particular region (e.g. New York Harbor, Lower Mississippi River). Demand for tankage is primarily a function of the level of consumption of the bulk liquid products stored by the terminals and to a lesser extent the level of imports of such products into the United States. Demand for petroleum and liquid chemical and agricultural products, the key products stored by IMTT, historically has generally been driven by the level of economic growth. Major increases in the supply of new tank capacity in IMTT’s key markets has been and is expected to continue to be limited by the availability of waterfront land with access to the necessary land based infrastructure (road, rail and pipelines), lengthy environmental and building permitting processes and high capital costs. Favorable supply/demand balances for bulk liquid storage currently exist in the markets serviced by IMTT’s major facilities. These factors, when combined with the attributes of IMTT’s facilities such as deep water drafts and access to land based infrastructure have resulted in available storage capacity at IMTT’s terminals for both petroleum, chemical and agricultural products being consistently fully, or near fully, rented to customers.
IMTT earns revenues at its terminals from a number of sources including storage of bulk liquids (per barrel, per month rental), throughput of liquids (handling charges), heating (a pass through of the cost associated with heating liquids to prevent viscosity) and other (revenue from blending, packaging and warehousing, for example). The key elements of revenue generally increase annually on the basis of inflation escalation provisions in customer contracts.
In operating its terminals, IMTT incurs labor costs, fuel costs, repair and maintenance costs, real and personal property taxes and other costs (which include insurance and other operating costs such as utilities and inventory used in packaging and drumming activities).
In 2005, IMTT generated approximately 53% of its total terminal revenue and 45% of its total terminal gross profit at its Bayonne, NJ facility, which services New York Harbor, and 32% of its total terminal revenue and 47% of its total terminal gross profit at its St. Rose, LA, Gretna, LA and Avondale, LA facilities which together service the lower Mississippi River region (with St. Rose being the largest contributor).
There are two key factors that are likely to materially impact IMTT’s total terminal revenue and total terminal gross profit in the future. First, IMTT has achieved substantial increases in storage rates at its Bayonne and St. Rose facilities as customer contracts expiring in 2005 and early 2006 have been renewed. In addition, some customers of IMTT have been extending contracts that do not expire until late 2006 and 2007 at rates above the existing rates under such contracts. As a consequence, based on the current level of demand for bulk liquid storage in New York Harbor and the Lower Mississippi River, it is anticipated that IMTT will achieve annual increases in terminal revenues-storage in excess of inflation at least through 2008.
Second, over the course of 2006 and 2007, IMTT intends to undertake significant expansion capital expenditure which is expected to contribute significantly to total terminal gross profit in 2008 and beyond. IMTT is currently constructing a bulk liquid chemical storage and handling facility on the Mississippi River at Geismar, LA. To date, IMTT has committed approximately $134.0 million of expansion capital expenditure to the project. Based on the current project scope and subject to certain minimum volumes of chemical products being handled by the facility, existing customer contracts will provide for a return of, and return on, the expansion capital by generating terminal gross profit and EBITDA of approximately $18.8 million per year. Completion of construction of the initial $134.0 million phase of the GLC project is targeted for the end of 2007. In the aftermath of hurricane Katrina, construction costs in the region affected by the hurricane have increased and labor shortages have been experienced. This is expected to have a negative impact on the cost of constructing the GLC (which may not be offset by an increase in gross profit and EBITDA contribution) and may also have a negative impact on the construction schedule. In addition, IMTT is currently in the process of constructing twelve new storage tanks with a total capacity of approximately 1.2 million barrels at its Louisiana facilities at a total estimated cost of $29.0 million. It is anticipated that construction of these tanks will be completed from late 2006 through mid 2007. Rental contracts with initial terms of at least three years have already been executed in relation to nine of these tanks with the balance of the tanks to be used to service customers while their existing tanks are undergoing maintenance over the next five years. Overall, it is anticipated that the operation of the new tanks will contribute approximately $4.9 million to IMTT’s terminal gross profit and EBITDA annually.

Gas Utility Business
On June 7, 2006, we completed our acquisition of K-1 HGC Investment, L.L.C. (subsequently renamed Macquarie HGC Investment LLC), which owns HGC Holdings LLC, and The Gas Company, LLC, or TGC. TGC is a Hawaii limited liability company which owns and operates the sole regulated gas production and distribution business in Hawaii as well as a propane sales and distribution business in Hawaii.
Founded in 1904, TGC is Hawaii’s only full-service gas-energy company. TGC provides both utility (regulated) and non-utility (unregulated) gas distribution services on the six primary islands in the state of Hawaii. The utility business includes production, distribution and sales of Synthetic Natural Gas, or SNG, on the island of Oahu and distribution and sale of Liquefied Petroleum Gas, or LPG, to customers on all six major Hawaiian islands. Utility revenue consists principally of sales of thermal units, or therms, of SNG and gallons of LPG. One gallon of LPG is the equivalent of 0.913 therms. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. The non-utility business comprises the sale of LPG, through truck deliveries to individual tanks located on customer sites on all six major islands. Non-utility revenue consists of sales of LPG. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers.
Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic operating growth, will generally track global oil prices. TGC’s revenue includes fuel adjustment charges, or FACs, through which changes in fuel costs generally are passed through to customers. As a result, the key measure of the performance of this business is gross profit.
Volume is primarily driven by demographic and economic growth in the state of Hawaii and by shifts of end users to gas from other energy sources and competitors. The Hawaii Department of Business, Economic Development, and Tourism has forecast population and gross state product growth for the state of 1.1% and 2.2%, respectively, through 2010.
Prices charged by TGC to its customers for the utility gas business are based on HPUC regulated rates that allow TGC the opportunity to recover the costs of providing utility gas service, including operating expenses, taxes, a return of capital investments through recovery of depreciation and a return on the capital invested. TGC’s rate structure generally allows us to maintain a relatively consistent dollar-based margin per thermal unit by passing increases or decreases in fuel costs to TGC’s utility customers through the FAC. The rates that are charged to non-utility customers are set based on production and delivery costs, and on the cost of fuel and competitive factors.
We incur expenses in operating and maintaining our facilities and distribution network. The costs of supporting these assets are generally fixed in nature. Other operating expenses incurred, such as LPG, feedstock for the SNG plant and revenue-based taxes, vary based on the volume of product sold. In addition, we incur general and administrative expenses at our executive office that include expenses for senior management, accounting, information technology, human resources, environmental compliance, regulatory compliance, employee benefits, rents, utilities, insurance and other normal business costs.
As part of the regulatory approval process of our acquisition of TGC, we agreed to 14 regulatory conditions addressing a variety of matters. The material conditions include:
•	the inability to recover our transaction or transition costs in future rate cases;

•	the inability of TGC to file for a new rate case with a prospective test year commencing prior to 2009;

•	a requirement to limit TGC and HGC’s ratio of consolidated debt to total capital to 65%;

•	a requirement to maintain $20.0 million in readily available cash resources at TGC, HGC or the company;

•	a requirement that TGC revise its Fuel Adjustment Clause to reconcile monthly charges to corresponding actually incurred fuel expenses; and

•	a requirement that TGC provide a $4.1 million customer appreciation credit to its gas customers.
Results of operations of our gas utility business are included in our quarterly results for the second quarter of 2006 from June 7, 2006.
Trajen
On July 11, 2006, through our wholly-owned subsidiary North America Capital Holdings Company, or NACH, we completed the purchase of 100% of the shares of Trajen Holdings, Inc., or Trajen, from a number of partnerships managed by Capstreet, a private equity firm headquartered in Houston, TX and other entities and individuals.
Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 23 fixed base operations, or FBOs, at airports in 11 states. The Trajen business will be integrated with and become a part of our airport services business and operate as Atlantic Aviation, or Atlantic.
With the acquisition, our airport services business owns and operates a network of 42 FBOs in the United States, the second largest such network in the industry. FBOs provide fuel and fuel related services primarily to the general aviation segment of the air transportation industry with a particular focus on corporate and individually owned jet aircraft.

Results of the operations of Trajen will be included in our quarterly results for the third quarter of 2006 from the date of acquisition, as a component of our airport services segment.
Recent Developments In Our District Energy Business
On August 31, 2005, ComEd filed a rate case with the Illinois Commerce Commission, or ICC, seeking, among other things, to increase delivery rates in a manner that would disproportionately impact larger users of electricity. In December 2005, we joined a consortium of large users to challenge ComEd’s rate increase. If the rate case were approved as ComEd had proposed, the electricity distribution costs for our district energy business would have increased by an estimated $2.0 million annually. On July 26, 2006, the ICC issued its Final Order, which substantially reduced ComEd’s proposed rate increase. Based on the terms of the Final Order, we estimate that the distribution component of our electricity costs would increase by a nominal amount annually, starting in 2007. The Order, however, is subject to rehearing by the ICC and judicial review. ComEd has announced that it will seek rehearing of its case. Therefore, we cannot assure you that our electricity distribution costs will not increase in 2007 beyond the nominal amount estimated based on the ICC’s recent Final Order.
RESULTS OF OPERATIONS
Key Factors Affecting Operating Results
•	positive contributions from our acquisitions during the last twelve months, including:
o	acquisition of a Las Vegas FBO (Eagle Aviation Resources, or EAR) in our airport services business;

o	eight new locations in our airport parking business;

o	the IMTT acquisition discussed above, which declared a $7.0 million distribution during the second quarter; and

o	the TGC acquisition discussed above;
•	increased gross profit across our existing businesses driven by improved performance at our airport services and airport parking businesses;

•	recognition of distributions and loan repayments from our existing unconsolidated businesses totaling $3.4 million to date in 2006;

•	higher management fees, including the $4.1 million performance fee earned by the manager in the first quarter, which it has reinvested in shares of trust stock, and higher base management fees due to our increased investments; and

•	an increase in interest expense due to the overall increase in our debt to partially fund our acquisitions, coupled with an overall increase in interest rates.
Our consolidated results of operations are summarized in the following table ($ in thousands):

	Quarter Ended June 30				Six Months Ended June 30
	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
Revenue
Revenue from product sales	56,922	34,150	22,772	66.7	98,914	64,391	34,523	53.6
Service revenue	47,726	37,038	10,688	28.9	90,630	71,190	19,440	27.3
Financing and equipment lease income	1,285	1,331	(46)	(3.5)	2,583	2,673	(90)	(3.4)

	105,933	72,519	33,414	46.1	192,127	138,254	53,873	39.0

Costs and expenses
Cost of product sales	36,010	19,708	16,302	82.7	61,279	36,803	24,476	66.5
Cost of services	22,632	19,493	3,139	16.1	43,664	36,566	7,098	19.4

Gross profit	47,291	33,318	13,973	41.9	87,184	64,885	22,299	34.4
Selling, general and administrative	24,294	18,941	5,353	28.3	48,244	38,286	9,958	26.0
Fees to manager	3,718	2,209	1,509	68.3	10,196	4,152	6,044	145.6
Depreciation	2,121	1,420	701	49.4	3,831	2,747	1,084	39.5
Amortization of intangibles	3,580	3,235	345	10.7	7,026	6,320	706	11.2

Operating income	13,578	7,513	6,065	80.7	17,887	13,380	4,507	33.7

Other income (expense)
Dividend income	2,351	6,184	(3,833)	(62.0)	5,002	6,184	(1,182)	(19.1)
Interest income	1,180	1,231	(51)	(4.1)	2,882	2,330	552	23.7
Interest expense	(15,604)	(7,511)	(8,093)	107.7	(31,267)	(15,269)	(15,998)	104.8
Equity in earnings (loss) and amortization charges of investees	3,115	(1,139)	4,254	(373.5)	5,568	514	5,054	983.3
Unrealized gains (loss) on derivative instruments	6,487	(2,305)	8,792	(381.4)	20,162	2,038	18,124	889.3
Other income (expense), net	94	261	(167)	(64.0)	(73)	(654)	581	(88.8)

Net income before income taxes and minority interests	11,201	4,234	6,967	164.5	20,161	8,523	11,638	136.5
Income tax (benefit) expense	1,618	579	1,039	179.4	3,011	579	2,432	420.0

Net income before minority interests	9,583	3,655	5,928	162.2	17,150	7,944	9,206	115.9
Minority interests	146	306	(160)	(52.3)	152	357	(205)	(57.4)

Net income	9,437	3,349	6,088	181.8	16,998	7,587	9,411	124.0

Gross Profit
The increase in our consolidated gross profit was due primarily to the acquisitions of the Las Vegas FBO in the third quarter of 2005, six off-airport parking facilities (collectively referred to as “SunPark”) during the second half of 2005 and TGC on June 7, 2006. Additionally, higher average dollar per gallon fuel margins combined with stable fuel volumes at existing locations in our airport services business and higher average revenue per car out in our airport parking business contributed to increases in gross profit.
Selling, General and Administrative Expenses
The most significant factors in the increase in selling, general and administrative expenses were:
•	$1.8 million additional costs from our TGC acquisition not reflected in 2005 results;

•	additional costs at our parking business’s corporate office primarily to support a larger organization resulting from growth in number of locations;

•	additional compensation expense related to stock appreciation rights issued during 2006; and

•	additional corporate selling, general and administrative costs of $1.1 million due primarily to costs of approximately $461,000 related to an unsuccessful acquisition bid as well as residual Sarbanes-Oxley costs.
Additionally, the management fee paid to our Manager increased due to $4.1 million in performance fees in 2006 compared to none in 2005, as well as a $1.9 million increase in the base fee due primarily to our increased investments.

Other Income (Expense)
Our dividend income in 2006 consists of a dividend declared by and received from SEW in the first quarter and a dividend declared by MCG in the second quarter. The comparable SEW dividend from 2005, which was higher than the SEW dividend received in 2006, was both declared and received in the second quarter.
Interest income increased primarily as a result of higher interest rates on invested cash in 2006. Interest expense increased due mostly to a higher level of debt in 2006.
Our equity in the earnings (loss) on our Yorkshire Link investment increased, primarily due to a gain from changes in the fair value of interest rate swaps that Yorkshire records in the income statement, compared with a loss recorded in the second quarter of 2005.
The decrease in other expense in the six months ended June 30, 2006 was due primarily to advisory fees incurred in 2005 related to our acquisition of two FBOs in California.
Income Taxes
The Company recorded a pre-tax loss at the MIC, Inc level in the first six months of 2005. However, as the Company was recently formed with no operating history, it recorded a full valuation allowance on the benefits of the pre-tax loss incurred. Therefore, the Company recorded no income tax benefit in the first six months of 2005.
For the 2006 year, the Company projects net income before taxes at the MIC Inc. level, on which it expects to record a tax expense. The tax expense it expects to record will reflect the fact that a significant portion of the income from MIC Inc. should not be subject to income taxes payable by the Company. The Company also projects deriving net income before taxes outside MIC Inc. that will not be subject to income taxes payable by the Company.
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
A reconciliation of net income to EBITDA is provided below ($ in thousands):

	Quarter Ended June 30,				Six Months Ended June 30,
	2006	2005	Change		2006	2005	Change

	$	$	$	%	$	$	$	%

Net income(1)	9,437	3,349	6,088	181.8	16,998	7,587	9,411	124.0
Interest expense, net	14,424	6,280	8,144	129.7	28,385	12,939	15,446	119.4
Income taxes	1,618	579	1,039	179.4	3,011	579	2,432	420.0
Depreciation (2)	4,292	3,410	882	25.9	8,290	6,631	1,659	25.0
Amortization (3)	3,580	3,235	345	10.7	7,026	6,320	706	11.2

EBITDA (1)	33,351	16,853	16,498	97.9	63,710	34,056	29,654	87.1

(1)	Net income and EBITDA include non-cash unrealized gain from derivative instruments of $6.5 million and $20.2 million, for the quarter ended June 30, 2006, and six months ended June 30, 2006, respectively.

(2)	Includes depreciation expense of $744,000, $546,000, $1.6 million and $1.0 million for the airport parking business for the quarters ended June 30, 2006 and 2005 and the six month periods ended on the same dates, respectively, and $1.4 million, $1.4 million, $2.8 million and $2.8 million for the district energy business for the quarters ended June 30, 2006 and 2005 and the six month periods ended on the same dates, respectively, which are included in the cost of services on our consolidated condensed income statement. Does not include $1.1 million of depreciation expense related to our 50% investment in IMTT for each of the quarter and six months ended June 30, 2006.

(3)	Does not include $974,000, $1.2 million, $1.9 million and $2.4 million of amortization expense related to intangible assets in connection with our investment in the toll road business for the quarters ended June 30, 2006 and 2005 and the six month periods ended on the same dates, respectively, and $189,000 of amortization expense related to intangible assets of IMTT for each of the quarter and six months ended June 30, 2006.

BUSINESS SEGMENT OPERATIONS
Airport Services Business
In the prior year, the airport services business consisted of two reportable segments, Atlantic and AvPorts (referred to as NACH and MANA, respectively, in the below tables). These businesses have been integrated and are now managed together. Therefore, they are now combined into a single reportable segment. Results for prior periods have been restated to reflect the new combined segment.
The following section summarizes the historical consolidated financial performance of our airport services business for the quarter and six months ended June 30, 2006. Information relating to existing locations in 2006 represents the results of our airport services business excluding the results of our FBO in Las Vegas, or EAR. The EAR acquisition column below and total 2006 quarter and six month results include operating results of EAR which was acquired on August 12, 2005.
Key Factors Affecting Operating Results
•	contribution of positive operating results from EAR, an FBO in Las Vegas which we acquired in the third quarter of 2005;

•	higher dollar per gallon fuel margins at existing locations and unchanged fuel volumes;

•	higher selling, general and administrative costs primarily relating to non-cash and accrued compensation expense and increased credit card fees based on higher revenues; and

•	higher interest costs from higher debt levels resulting from the refinancing in December 2005.

($ in thousands)	Existing Locations (NACH & MANA)					Total
(unaudited)
	Quarter Ended June 30				EAR	Quarter Ended June 30
	2006	2005	Change		Acquisition	2006	2005		Change
	$	$	$	%	$	$	$		$	%

Revenues
Fuel revenue	40,924	34,150	6,774	19.8	5,374	46,298		34,150	12,148	35.6
Non-fuel revenue	14,061	12,629	1,432	11.3	3,593	17,654		12,629	5,025	39.8

Total revenue	54,985	46,779	8,206	17.5	8,967	63,952		46,779	17,173	36.7

Cost of revenue
Cost of revenue-fuel	25,025	19,645	5,380	27.4	3,492	28,517		19,645	8,872	45.2
Cost of revenue-non-fuel	1,422	1,612	(190)	(11.8)	136	1,558		1,612	(54)	(3.3)

Total cost of revenue	26,447	21,257	5,190	24.4	3,628	30,075		21,257	8,818	41.5

Fuel gross profit	15,899	14,505	1,394	9.6	1,882	17,781		14,505	3,276	22.6
Non-fuel gross profit	12,639	11,017	1,622	14.7	3,457	16,096		11,017	5,079	46.1

Gross Profit	28,538	25,522	3,016	11.8	5,339	33,877		25,522	8,355	32.7

Selling, general and administrative expenses	16,119	15,547	572	3.7	2,138	18,257		15,547	2,710	17.4
Depreciation and amortization	3,701	3,705	(4)	(0.1)	757	4,458		3,705	753	20.3

Operating income	8,718	6,270	2,448	39.0	2,444	11,162		6,270	4,892	78.0

Unrealized gain (loss) on derivative instruments	3,580	(3,169)	6,749	(213.0)	—	3,580		(3,169)	6,749	(213.0)

Other expense	(29)	(25)	4	16.0	—	(29)		(25)	4	16.0
Interest expense, net (1)	(4,124)	(3,299)	825	25.0	(733)	(4,857)		(3,299)	1,558	47.2
Provision for income taxes	(2,860)	(1,228)	1,632	132.9	(598)	(3,458)		(1,228)	2,230	181.6

Net income (loss) (2)	5,285	(1,451)	6,736	(464.2)	1,113	6,398		(1,451)	7,849	(540.9)

Reconciliation of net income to EBITDA:

Net income (2)	5,285	(1,451)	6,736	(464.2)	1,113	6,398		(1,451)	7,849	(540.9)
Interest expense, net (1)	4,124	3,299	825	25.0	733	4,857		3,299	1,558	47.2
Provision for income taxes	2,860	1,228	1,632	132.9	598	3,458		1,228	2,230	181.6
Depreciation and amortization	3,701	3,705	(4)	(0.1)	757	4,458		3,705	753	20.3

EBITDA	15,970	6,781	9,189	135.5	3,201	19,171		6,781	12,390	182.7

($ in thousands)	Existing Locations (NACH & MANA)					Total
(unaudited)
	Six Months Ended June 30				EAR	Six Months Ended June 30
	2006	2005	Change		Acquisition	2006	2005		Change
	$	$	$	%	$	$	$		$	%

Revenues
Fuel revenue	77,306	64,391	12,915	20.1	10,984	88,290		64,391	23,899	37.1
Non-fuel revenue	28,692	27,332	1,360	5.0	7,141	35,833		27,332	8,501	31.1

Total revenue	105,998	91,723	14,275	15.6	18,125	124,123		91,723	32,400	35.3

Cost of revenue
Cost of revenue-fuel	46,384	36,644	9,740	26.6	7,403	53,787		36,644	17,143	46.8

Cost of revenue-non-fuel	3,590	3,852	(262)	(6.8)	299	3,889		3,852	37	1.0

Total cost of revenue	49,974	40,496	9,478	23.4	7,702	57,676		40,496	17,180	42.4

Fuel gross profit	30,922	27,747	3,175	11.4	3,581	34,503		27,747	6,756	24.3
Non-fuel gross profit	25,102	23,480	1,622	6.9	6,842	31,944		23,480	8,464	36.0

Gross Profit	56,024	51,227	4,797	9.4	10,423	66,447		51,227	15,220	29.7

Selling, general and administrative expenses	32,725	30,912	1,813	5.9	4,230	36,955		30,912	6,043	19.5
Depreciation and amortization	7,362	7,171	191	2.7	1,509	8,871		7,171	1,700	23.7

Operating income	15,937	13,144	2,793	21.2	4,684	20,621		13,144	7,477	56.9

Unrealized gain on derivative instruments	10,895	745	10,150	1,362.4	—	10,895		745	10,150	1,362.4

Other expense	(65)	(948)	(883)	(93.1)	—	(65)		(948)	(883)	(93.1)
Interest expense, net (1)	(11,853)	(6,723)	5,130	76.3	(1,917)	(13,770)		(6,723)	7,047	104.8
Provision for income taxes	(5,763)	(2,371)	3,392	143.1	(968)	(6,731)		(2,371)	4,360	183.9

Net income (2)	9,151	3,847	5,304	137.9	1,799	10,950		3,847	7,103	184.6

Reconciliation of net income to EBITDA:

Net income (2)	9,151	3,847	5,304	137.9	1,799	10,950		3,847	7,103	184.6
Interest expense, net (1)	11,853	6,723	5,130	76.3	1,917	13,770		6,723	7,047	104.8
Provision for income taxes	5,763	2,371	3,392	143.1	968	6,731		2,371	4,360	183.9
Depreciation and amortization	7,362	7,171	191	2.7	1,509	8,871		7,171	1,700	23.7

EBITDA	34,129	20,112	14,017	69.7	6,193	40,322		20,112	20,210	100.5

(1)	We have allocated a portion of NACH interest expense to EAR on the basis of amortization expense of intangible assets, mainly airport contract rights, of EAR as a proportion of total intangible assets amortization expense. Therefore, we recognize interest expense on EAR even though we did not incur any additional senior debt at the time of our acquisition of EAR.

(2)	Corporate allocation expense of $2.0 million, with federal tax effect of $651,000, has been excluded from the above tables for the quarter and six months ended June 30, 2006, as they are eliminated on consolidation at the MIC level. The state tax benefit of $192,000, which is not eliminated, is included in the above table. The corporate allocation expense was introduced in the second quarter of 2006.

          Revenue and Gross Profit
Most of the revenue and gross profit in our airport services business is generated through fueling general aviation aircraft at our 19 fixed base operations around the United States. This revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining, and where appropriate increasing, dollar margins, thereby passing any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services. Cost of revenue–non-fuel includes our cost, if any, to provide these services.
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
Our total revenue and gross profit growth was due to several factors:
•	inclusion of the results of EAR in the full quarter and six months of 2006;

•	rising cost of fuel, which we generally pass on to customers; and

•	an increase in average dollar per gallon fuel margins at existing locations, resulting largely from a higher proportion of transient customers, which generally pay higher margins, partially offset by reduced de-icing activity in the first quarter of 2006 compared to 2005 due to milder weather in the northeast US.
Our operations at New Orleans, LA and Gulfport, MS were impacted by hurricane Katrina. Some of our hangar and terminal facilities were damaged. However, our results for the quarter and six month period were not significantly affected by this or any other hurricane. We believe that we have an appropriate level of insurance coverage to repair or rebuild our facilities and to cover us for any business interruption we experience in the near term. We anticipate that combined traffic at these facilities in 2006 may be lower than in 2005 as travel to New Orleans and Gulfport has slowed. However, we believe that this will not have a significant effect on our results overall in 2006 and thereafter.
          Operating Expenses
The increase in selling, general and administrative expenses for the existing locations is due to:
•	additional office costs resulting from higher rent and utility costs;

•	additional credit card fees related to increased fuel revenue; and

•	increased compensation expense largely due to issuance of Stock Appreciation Rights in the first quarter of 2006.
The increase in depreciation and amortization expense is primarily due to the addition of the Las Vegas FBO.
          Interest Expense, Net
The increase in interest expense is due to the increased debt level associated with the debt refinancing, a non-cash interest charge relating to our interest rate swap and non-cash amortization of deferred financing costs. In December 2005, we refinanced two existing debt facilities with a single debt facility, increasing outstanding borrowings by $103.5 million. Subsequent to June 30, 2006, we increased borrowings under this facility to finance our acquisition of Trajen. See Note 17, Subsequent Events, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q/A for further information relating to this acquisition which is incorporated herein by reference.
          EBITDA
The increase in EBITDA from existing locations, excluding the non-cash gain on derivative instruments, is due to:
•	increased average dollar per gallon fuel margins; and

•	lower other expense due to transaction costs incurred in 2005 relating to our acquisition of two FBOs in California;

•	partially offset by lower de-icing revenues in the first quarter; and

•	higher selling, general and administrative costs, predominantly related to non-cash or accrued compensation expenses, utilities and credit card fees.

Airport Parking Business
In the following discussion, new locations refer to locations in operation during the quarter or six-month period ended June 2006, but not in operation throughout the comparable period in 2005. Comparable locations refer to locations in operation throughout the quarter or six-month period ended June 2005 and 2006.
We had eight new locations for the quarter and six months ended June 30, 2006. The new locations included:
•	the SunPark facilities acquired in October 2005 located in Houston, Oklahoma City, St. Louis, Buffalo, Philadelphia and Columbus;

•	the Priority facility acquired in July 2005 located in Philadelphia; and

•	the First Choice facility acquired in October 2005 located in Cleveland.
During the first quarter of 2006, we consolidated two adjacent facilities in Philadelphia. As part of this consolidation, our Avistar Philadelphia facility was effectively closed and its capacity made available to the SunPark Philadelphia facility. We consider the consolidated operation to be a new location for the first quarter of 2006. Accordingly, the stand alone results for Avistar Philadelphia for the quarter and six months ended June 30, 2005 and June 30, 2006 have been excluded from comparable locations and included in new locations. The financial and operating results reported for new locations in the quarter and six months ended June 30, 2005 is for Philadelphia Avistar only.
We had 22 comparable locations for the quarter ended June 30, 2006, including 19 locations that were comparable in 2005 (excluding Avistar Philadelphia) and facilities in St. Louis, Newark (Haynes Avenue) and Oakland (Pardee) that were new locations in 2005.
Key Factors Affecting Operating Results
Key factors influencing operating results were as follows:
•	contribution from new locations;

•	price increases and reduced discounting in selected markets contributed to the 13.8% increase in average revenue per car out for comparable locations during the quarter;

•	marketing efforts targeted at customers with a longer average stay increased average overnight occupancy by 6.7% for comparable locations during the quarter;

•	improved operating margins at comparable locations; and

•	cash settlement received, related to a 2003 acquisition, included in other income.

($ in thousands)	Quarter Ended June 30				Six Months Ended June 30
(unaudited)	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
Revenue	19,782	14,275	5,507	38.6	37,998	27,584	10,414	37.8
Direct expenses (1)	13,524	10,188	3,336	32.7	26,959	20,294	6,665	32.8

Gross profit	6,258	4,087	2,171	53.1	11,039	7,290	3,749	51.4
Selling, general and administrative expenses	1,573	1,280	293	22.9	3,273	2,235	1,038	46.4
Amortization of intangibles	472	609	(137)	(22.5)	878	1,218	(340)	(27.9)

Operating income	4,213	2,198	2,015	91.7	6,888	3,837	3,051	79.5
Unrealized gain (loss) on derivative instruments	336	(139)	475	(341.7)	1,004	31	973	NM
Interest expense, net	(4,362)	(2,289)	(2,073)	90.6	(8,226)	(4,403)	(3,880)	88.1
Other income (expense)	409	22	387	NM	317	(3)	320	NM
Income tax expense(benefit)	183	—	183	NM	(43)	—	(43)	—

Minority interest in earnings of consolidated subsidiaries	(15)	44	(59)	(134.1)	109	110	(1)	(0.9)

Net profit (loss) (2)	398	(164)	562	(342.7)	78	(428)	506	(118.2)

Reconciliation of net profit (loss) to EBITDA
Net profit (loss) (2)	398	(164)	562	(342.7)	78	(428)	506	(118.2)
Interest expense, net	4,362	2,289	2,073	90.6	8,283	4,403	3,880	88.1
Income tax expense	183	—	183	—	(43)	—	(43)	—
Depreciation	744	546	198	36.3	1,609	1,049	560	53.4
Amortization of intangibles	472	609	(137)	(22.5)	878	1,218	(340)	(27.9)

EBITDA	6,159	3,280	2,879	87.8	10,805	6,242	4,563	73.1

NM – Not meaningful

(1)	Includes depreciation expense of $744,000 and $546,000 for the quarters ended June 30, 2006 and 2005, respectively, and $1.6 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively.

(2)	Corporate allocation expense of $2.4 million with federal tax effect of $765,000, has been excluded from the above table for the quarter and six months ended June 30, 2006 as they are eliminated on consolidation at MIC level. The state tax benefit of $189,000, which is not eliminated, is included in the above table. The corporate allocation expense was introduced in the second quarter of 2006.

	Quarter Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Operating Data:
Total Revenues (000’s)(1):
New locations	$4,458	$269	$8,683	$512
Comparable locations	$15,324	$14,006	$29,320	$27,071
Comparable locations increase	9.4%		8.3%

Gross Profit Margin:
New locations	33.6%	19.0%	31.2%	17.4%
Comparable locations	31.0%	29.0%	28.3%	27.5%
Comparable locations increase	2.0%		0.8%

Parking Revenues (000’s)(2):
New locations	$4,413	$269	$8,581	$512
Comparable locations	$14,775	$13,401	$28,253	$26,047
Comparable locations increase	10.3%		8.5%

Cars Out(3):
New locations	165,191	6,981	327,583	13,002
Comparable locations	378,410	390,460	733,853	748,980
Comparable locations decrease	-3.1%		-2.0%

Average Revenue per Car Out:
New locations	$26.72	$38.49	$26.19	$39.38
Comparable locations	$39.04	$34.32	$38.50	$34.78
Comparable locations increase	13.8%		10.7%

Average Overnight Occupancy(4)
New locations	5,909	357	5,905	333
Comparable locations	16,428	15,395	15,754	14,826
Comparable locations increase	6.7%		6.3%

Locations:
New locations	8		8
Comparable locations	22		22

(1)	Total revenues include revenues from all sources, including parking revenues, and non-parking revenues such as those derived from transportation services and rental of premises.

(2)	Parking revenues include all receipts from parking related revenue streams, which includes monthly membership, and third party distribution companies.

(3)	Cars out refers to the total number of customers exiting during the period.

(4)	Average overnight occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.
          Revenue
Revenue increased due to the addition of eight new locations during the quarter and an increase in average revenue per car out at comparable locations.
New locations represent 26% of our portfolio by number of locations and contributed 23% of total revenue for the quarter ended June 30, 2006. We believe the contribution from these facilities will continue to grow as customers are exposed to our branding, marketing and service.

The lower average revenue per car at new locations in the quarter ended June 30, 2006 reflects the acquisition of new locations in lower-priced markets compared to the relatively higher-priced Avistar Philadelphia market.
The decrease in cars out at comparable locations reflects a continued strategic shift away from daily parkers and a greater marketing emphasis on attracting leisure travelers during the quarter. Daily parkers, typically airport employees, contribute to a higher number of cars out but pay discounted rates. Leisure travelers tend to have longer average stays.
Average revenue per car out increased at our comparable locations primarily due to implementation of our yield management strategy, including price increases and reduced discounting in selected markets and our marketing program. Specifically, we launched a new marketing program in April, inviting customers to pay the undiscounted “rac rate” and receive a voucher for a complimentary companion airline ticket that can be redeemed from a third party provider. The response to this program has been strong and we intend to continue this program at least through to the end of 2006.
Average overnight occupancies at comparable locations were driven by a relatively larger proportion of customers with a longer average stay in the first six months of 2006. Typically, leisure travelers have a higher average number of days per visit than business travelers.
Our airport parking business as a whole has sufficient capacity to accommodate further growth. At locations where we are operating at peak capacity intra-day, we continue to evaluate and implement strategies to expand capacity of these locations, including the use of additional overflow facilities and car lifts. For example, during the first six months of 2006 we recovered additional capacity from a sub-tenant, operated vehicle lifts and, during peak periods, offered customers valet service at self park facilities.
          Direct Expenses
Direct expenses for the quarter and six months ended June 30, 2006 increased due primarily to additional costs associated with operating eight new locations. Direct expenses at comparable locations were also affected by higher real estate, fuel and advertising costs offset by lower insurance costs.
We intend to continue pursuing costs savings through standardization of staff scheduling to minimize overtime and implementation of a new bulk fuel purchase program that was signed in June 2006.
We note that direct expenses include rent in excess of lease, a non-cash item, in the amount of $561,000 and $510,000 for the quarters ended June 30, 2006 and 2005, respectively, and $1.1 million and $1.0 million for the six-month period ended June 30, 2006 and 2005, respectively.
          Selling, General and Administrative Expenses
Selling, general and administrative expenses for the quarter and six month period increased due primarily to payroll costs associated with the expansion of the management team to support additional locations and the retirement of two members of senior management from the business.
          Amortization of Intangibles
Amortization for the quarter decreased due largely to the elimination of amortization of non-compete agreements that expired in December 2005, partially offset by an increase in the fair value of the assets acquired in the fourth quarter 2005.
          Interest Expense, Net
Interest expense in the quarter and six month period increased due to the additional interest and finance cost amortization associated with the new debt raised to finance the 2005 acquisitions and higher LIBOR rates.
Our two primary borrowings are subject to interest rate hedges which effectively cap our interest rate when the 30-day LIBOR rate is 4.5%. In March 2006 the LIBOR rate exceeded the cap rate and interest cap payments totaling $232,000 and $266,000 were realized during the second quarter and first six months of 2006, respectively. This amount was recorded as a reduction in interest expense.
          EBITDA
EBITDA, excluding non-cash gains on derivative instruments, increased in the quarter and six month period largely as a result of the 2005 acquisitions, improved profit margins and proceeds from a settlement related to a 2003 acquisition. Net proceeds from the settlement totaled $417,000 and were recorded in other income in the second quarter. The increase in profit margins at our new locations reflects the acquisition of locations predominantly on owned land compared to the leased location at Avistar Philadelphia.

District Energy Business
     Key Factors Affecting Operating Results
•	capacity revenue generally increased in-line with inflation;

•	earlier timing of pre-season maintenance expense for system reliability compared to the prior year; and

•	scheduled increases in contract consumption rates in accordance with the terms of existing customer contracts increased revenue to offset lower ton-hour sales from cooler weather.

($ in thousands)	Quarter Ended June 30				Six Months Ended June 30
(unaudited)	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
Cooling capacity revenue	4,241	4,127	114	2.8	8,430	8,186	244	3.0
Cooling consumption revenue	5,258	5,365	(107)	(2.0)	6,733	6,724	9	0.1
Other revenue	791	642	149	23.2	1,636	1,364	272	19.9
Finance lease revenue	1,285	1,331	(46)	(3.5)	2,583	2,673	(90)	(3.4)

Total revenue	11,575	11,465	110	1.0	19,382	18,947	435	2.3

Direct expenses — electricity	3,341	3,259	82	2.5	4,285	4,281	4	0.1
Direct expenses — other (1)	4,208	4,497	(289)	(6.4)	8,529	8,298	231	2.8

Direct expenses — total	7,549	7,756	(207)	(2.7)	12,814	12,579	235	1.9

Gross profit	4,026	3,709	317	8.5	6,568	6,368	200	3.1
Selling, general and administrative expenses	978	858	120	14.0	1,775	1,715	60	3.5
Amortization of intangibles	341	341	—	—	678	678	—	—

Operating income	2,707	2,510	197	7.8	4,115	3,975	140	3.5
Interest expense, net	(2,106)	(2,016)	(90)	4.5	(4,176)	(4,158)	(18)	0.4
Other income (expense)	44	265	(221)	(83.4)	(35)	297	(332)	(111.8)
(Provision) benefit for income taxes	(94)	—	(94)	—	239	—	239	—
Minority interest	(130)	(350)	220	(62.9)	(261)	(467)	206	(44.1)

Net income (loss) (2)	421	409	12	2.9	(118)	(353)	235	(66.6)

Reconciliation of net income (loss) to EBITDA
Net income (loss) (2)	421	409	12	2.9	(118)	(353)	235	(66.6)
Interest expense, net	2,106	2,016	90	4.5	4,176	4,158	18	0.4
Provision (benefit) for income taxes	94	—	94	—	(239)	—	(239)	—
Depreciation	1,427	1,445	(18)	(1.2)	2,850	2,836	14	0.5
Amortization of intangibles	341	341	—	—	678	678	—	—

EBITDA	4,389	4,211	178	4.2	7,347	7,319	28	0.4

(1)	Includes depreciation expense of $1.4 million for each of the quarters ended June 30, 2006 and 2005 and $2.9 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively.

(2)	Corporate allocation expense of $1.3 million, with federal tax effect of $431,000, has been excluded from the above table for the quarter and six months ended June 30, 2006, as they are eliminated on consolidation at the MIC level. The state tax benefit of $97,000, which is not eliminated, is included in the above table. The corporate allocation expense was introduced in the second quarter of 2006.

          Gross Profit
Gross profit increased primarily due to annual inflation-related increases of contract capacity rates and scheduled increases in contract consumption rates in accordance with the terms of existing customer contracts, offsetting lower ton-hour sales from cooler weather and higher electric costs related to signing new energy supply contracts at three of our plants. Other revenue increased due to our pass-through to customers of the higher cost of natural gas consumables, which are included in other direct expenses.
Gross profit in the second quarter also increased due to the earlier timing of pre-season maintenance expense for system reliability. A higher percentage of our pre-season maintenance was conducted in the first quarter of 2006 than was conducted in the first quarter of 2005. As a result, we incurred lower maintenance expenditures in the second quarter of 2006, which offset the higher maintenance expenditures incurred during the first quarter.
          Selling, General and Administrative Expenses
Selling, general and administrative expense increased primarily due to higher legal and third party consulting fees related to strategy work in preparation for the pending 2007 deregulation of Illinois’ electricity market offset by the effects of adopting a new long-term incentive plan for management employees that required a net reduction in the liability previously accrued under the former plan.
          Interest Expense, Net
The decrease in net interest expense was due to higher interest income from the general increase in bank interest rates. Our interest rate on our senior debt is a fixed rate.
          Other Income
The decrease in other income was due to a gain in 2005 related to a minority investor’s share of a settlement providing for the early release of escrow established with the Aladdin bankruptcy.
          EBITDA
EBITDA increased primarily due to the annual increases in contract capacity and consumption rates offsetting lower ton-hour sales from cooler weather and higher selling, general and administrative expenses.
Gas Utility Business
We acquired TGC on June 7, 2006. Accordingly, our consolidated operating results only reflect the results of operations of TGC for the 24-day period of June 7, 2006 though June 30, 2006. For this 24 day period revenue was $10.6 million, gross profit was $4.2 million and income before taxes was $312,000. Income before taxes excludes a gain of $6.0 million recognized by TGC relating to swaps transferred to TGC by us. This gain was eliminated on consolidation at the MIC level.
Because TGC’s results of operations are only included in our financial results for a short period of 2006, the following analysis compares the historical results of operations for TGC under its current and prior owner. We believe that this is a more appropriate approach to explaining the historical financial performance and trends of TGC than discussing the composition of the 24 day period that is included in our results. The following table compares the historical financial performance of TGC for the quarter and six months ended June 30, 2006 (including the period owned by us) to the comparable 2005 periods.
Key Factors Affecting Operating Results
•	Therms sold in each of the utility and non-utility sectors increased, mostly resulting from organic growth in the business;

•	Cost per therms increased by 24% due principally to higher petroleum costs that are generally recoverable in billing rates; and

•	Gross profit per therm increased 6% for the utility and 8% for the non-utility operations due to lower losses of gas while the product is in pipelines and increased revenue taxes (which benefit gross profit since the revenue-based taxes are included in revenue but the related and offsetting expense is included below the gross profit line, in operating costs).

($ in thousands)	Quarter Ended June 30				Six Months Ended June 30
(unaudited)	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
Revenues:
Utility	23,864	20,808	3,056	14.7	48,784	41,017	7,767	18.9
Non-utility	17,716	15,262	2,454	16.1	33,784	29,890	3,894	13.0

Total revenue	41,580	36,070	5,510	15.3	82,568	70,907	11,661	16.4

Generation and purchased gas:
Utility	13,678	10,421	3,257	31.3	26,642	20,256	6,386	31.5
Non-utility	10,047	9,384	663	7.1	19,926	17,146	2,780	16.2

Gross profit	17,855	16,265	1,590	9.8	36,000	33,505	2,495	7.4

Operating expenses:
Production	896	1,047	(151)	(14.4)	2,052	1,872	180	9.6
Transmission and distribution	3,731	3,387	344	10.2	7,049	6,542	507	7.7
Taxes-other than income	2,424	2,116	308	14.6	4,932	4,223	709	16.8
Selling, general and administrative expenses	4,087	3,619	468	12.9	7,816	7,503	313	4.2
Depreciation and amortization	1,417	1,368	49	3.6	2,785	2,573	212	8.2

Operating income	5,300	4,728	572	12.1	11,366	10,792	574	5.3

Interest expense, net	(2,749)	(989)	(1,760)	178.0	(3,960)	(1,883)	(2,077)	110.3
Unrealized gain on derivatives	1,912	—	1,912	NM	1,912	—	1,912	NM
Other (expense) income	(2,033)	104	(2,137)	NM	(1,844)	1,474	(3,318)	(225.1)

Income before taxes (1)	2,430	3,843	(1,413)	(36.8)	7,474	10,383	(2,909)	(28.0)

Reconciliation of income before taxes to EBITDA:
Income before taxes (1)	2,430	3,843	(1,413)	(36.8)	7,474	10,383	(2,909)	(28.0)
Interest expense, net	2,749	989	1,760	178.0	3,960	1,883	2,077	110.3
Depreciation and amortization	1,417	1,368	49	3.6	2,785	2,573	212	8.2

EBITDA	6,596	6,200	396	6.4	14,219	14,839	(620)	(4.2)

NM – Not meaningful

(1)	Gain on transfer of swaps of $6.0 million for the quarter and six months ended June 30, 2006, has been excluded from income before taxes in the above table, since this amount was eliminated on consolidation at the MIC level in the second quarter of 2006.
          Gross Profit
The key factors generating gross profit are volume of SNG and LPG sold and dollar-based margin per therm. TGC’s gross profit growth was due primarily to the following factors:
•	Therms sold in the utility sector increased 2% and 1% for the quarter and six month periods, respectively, while therms sold in the non-utility sector increased 4% and 1% for the quarter and six month periods, respectively. This overall increase in therms sold included the benefit of a 1% increase in the number of customers that TGC serves.

•	Gross profit per therm for the utility operation decreased 4% for the second quarter due to timing of periodic revenue billing adjustments in 2006 as compared to the timing of 2005 billing adjustments, partially offset by lower product losses during pipeline distribution. Utility gross profit increased 6% for the six month period due primarily to lower product losses during pipeline distribution.

•	Gross profit per therm for the non-utility operations increased 25% and 8%, respectively, for both the quarter and six month periods due to the pro-rata accrual of a contract revenue adjustment in 2006 and lower propane inventory losses.
The combination of the factors cited above, plus the recovery of revenue taxes, resulted in the overall increase in gross profit. This is a function of maintaining relatively consistent per therm margins on an increased therm sales volume.
          Operating Expenses
Production costs and transmission and distributions costs were higher for the six month period due to increased personnel costs, higher electricity costs, the cost to rent an electrical generator at the SNG plant due to reliability issues with a power supplier, costs associated with converting pipeline maps to an electronic database and a non-recurring cost to repair the SNG transmission line.
Production costs decreased slightly for the second quarter due to favorable timing of maintenance expenditures at the SNG plant. Transmission and distribution costs were higher for the second quarter as a result of increased personnel costs and costs for the pipeline map conversion and SNG transmission line repair, as discussed above.
Taxes other than income are comprised of payroll taxes, and an 8.9% tax on regulated sales and a 4.2% tax on unregulated sales. This expense increased as a result of higher sales volumes and revenue, a large component of which was due to increased fuel costs.
Selling, general and administrative expenses increased due primarily to personnel and benefit cost increases and transitional costs relating to staff resourcing, offset by cost savings resulting from the termination of two administrative services agreements from third party providers.
Depreciation and amortization for the first half of 2006 was slightly higher than in 2005 due to equipment additions and depreciation and amortization related to the higher asset basis following our purchase of TGC in June 2006.
          Interest Expense, Net
Interest expense increased in 2006 due primarily to increasing interest rates and the higher debt balance incurred to fund our acquisition of the business in early June 2006. The $160 million of long-term debt, which carries a blended margin of 50 basis points, has been hedged through 2009. The effective interest rate on the debt is 5.345%.
          Other (Expense) Income
Other expense for the first half of 2006 was comprised principally of sale closing expenses. Other income for the first half of 2005 was due to receipt of a $1.3 million payment from an electric utility company to reimburse TGC under a cost sharing arrangement, for entry into an energy corridor fuel pipeline right-of-way.
          EBITDA
For the second quarter and first half of 2006 compared with the same periods of 2005, EBITDA (excluding non-cash gains on derivatives) declined by $1.5 million and $2.5 million, respectively. The second quarter decrease was the result of approximately $2.0 million of costs associated with our purchase of the business, partially offset by improved operating results of $500,000. The decrease for the first half, in addition to the second quarter factors discussed, was also due to the 2005 receipt of a $1.3 million energy corridor payment that did not reoccur in 2006.
International-Matex Tank Terminals
We completed our acquisition of a 50% interest in IMTT on May 1, 2006. Therefore IMTT only contributed to our consolidated results from this date. We included $240,000 of net income in our consolidated results for the six months ended June 2006, consisting of $1.0 million equity in the earnings of IMTT (net of $554,000 tax expense) less $789,000 depreciation and amortization expense (net of $546,000 tax benefit). IMTT declared a dividend of $14.0 million in June 2006 with $7.0 million payable to MIC Inc. that we have recorded as a receivable at June 30, 2006, and received on July 26, 2006.
To enable meaningful analysis of IMTT’s performance across periods, IMTT’s performance for the full quarter ended June 30, 2006 and full six months ended June 30, 2006, compared in both cases to prior corresponding periods, is discussed below.
Key Factors Affecting Operating Results
•	Terminal revenue and terminal gross profit increased principally due to increases in average tank rental rates; and

•	Environmental response gross profit increased due to activities related to hurricane Katrina and a significant spill response job undertaken in the second quarter.

($ in thousands)
(unaudited)	Quarter Ended June 30				Six Months Ended June 30
	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
Revenue
Terminal revenue	46,569	43,110	3,459	8.0	94,332	88,584	5,748	6.5
Terminal revenue – heating	3,032	3,375	(343)	(10.2)	10,542	9,376	1,166	12.4
Environmental response revenue	5,243	2,960	2,283	77.1	10,006	5,904	4,102	69.5
Nursery revenue	3,107	3,534	(427)	(12.1)	6,057	6,853	(796)	(11.6)

Total revenue	57,951	52,979	4,972	9.4	120,937	110,717	10,220	9.2

Costs and expenses
Terminal operating costs	23,921	23,707	214	0.9	48,731	45,867	2,864	6.2
Terminal operating costs – fuel	3,292	3,717	(425)	(11.4)	9,435	9,505	(70)	(0.7)
Environmental response operating costs	2,858	2,274	584	25.7	5,954	4,541	1,413	31.1
Nursery operating costs	3,446	3,174	272	8.6	6,272	6,303	(31)	(0.5)

Total operating costs	33,517	32,872	645	2.0	70,392	66,216	4,176	6.3

Terminal gross profit	22,388	19,061	3,327	17.5	46,708	42,588	4,120	9.7
Environmental response gross profit	2,385	686	1,699	247.7	4,052	1,363	2,689	197.3
Nursery gross profit	(339)	360	(699)	(194.2)	(215)	550	(765)	(139.1)

Gross profit	24,434	20,107	4,327	21.5	50,545	44,501	6,044	13.6

General and administrative expenses	5,307	5,061	246	4.9	10,866	10,213	653	6.4
Depreciation and amortization	7,484	7,382	102	1.4	15,165	14,767	398	2.7
Mark-to-market (gain) loss on non-hedging derivatives	(419)	31	(450)	NM	(986)	(1,240)	254	(20.5)

Operating income	12,062	7,633	4,429	58.0	25,500	20,761	4,739	22.8
Interest expense	3,983	5,666	(1,683)	(29.7)	9,400	11,334	(1,934)	(17.1)
Provision for income taxes	3,276	860	2,416	280.9	6,486	4,294	2,192	51.0

Net income	4,803	1,107	3,696	333.9	9,614	5,133	4,481	87.3

Reconciliation of net income to EBITDA:
Net income	4,803	1,107	3,696	333.9	9,614	5,133	4,481	87.3
Interest expense	3,983	5,666	(1,683)	(29.7)	9,400	11,334	(1,934)	(17.1)
Provision for income taxes	3,276	860	2,416	280.9	6,486	4,294	2,192	51.0
Depreciation and amortization	7,484	7,382	102	1.4	15,165	14,767	398	2.7

EBITDA	19,546	15,015	4,531	30.2	40,665	35,528	5,137	14.5

NM – Not meaningful
          Revenue and Gross Profit
Terminal revenue increased due to a 0.9% and 1% increase in storage capacity rented to customers in the quarter and six-month periods, respectively, and a 6.9% and 6.6% increase in average storage rates for the second quarter and six-month periods, respectively. Overall storage capacity rented to customers remained effectively stable at 95% of available storage capacity. Terminal revenue also increased due to the increase in the earnings of IMTT’s Quebec terminal and the write-off of a payable in the six-month period that is not expected to reoccur. In the six months to June 30, 2006, IMTT also achieved a $1.2 million improvement in the differential between terminal revenue – heating and terminal operating costs – fuel due to increased demand for heating and increases in unit fuel prices, both of which generated an increased differential.
The increase in terminal revenue was partially offset by an increase in terminal operating costs. This increase was principally due to general increases in direct labor and health benefit costs, repair and maintenance and property taxes, offset partially by a non-cash natural resource damage settlement accrual in New Jersey in the second quarter of 2005 that did not re-occur in the second quarter of 2006.

Environmental response gross profit increased principally due to spill clean up activities resulting from hurricane Katrina and a significant new spill response job undertaken.
The nursery gross profit decreased due to a reduction in demand for plants and a write-down of unsaleable inventory in the aftermath of hurricane Katrina.
          Operating Expenses
General and administrative expenses increased due to general increases in direct labor and benefit expenses and expansion of the environmental response business’s marketing function.
          Interest Expense, Net
Net interest expense declined due to the reduction in outstanding debt and increase in interest income from liquid asset balances resulting from our investment in IMTT.
          EBITDA
EBITDA increased due to the increased gross profit from terminal operations and from environmental response activities offset partially by a decline in gross profit contribution from the nursery business and an increase in general and administrative expenses.
Toll Road Business
Our consolidated results related to the toll road business consist of two main components:
•	our equity in the earnings of Connect M1-A1 Holdings Limited, or CHL, which we hold through Macquarie Yorkshire Limited, net of amortization expense; and

•	net interest income resulting from loans between us and a subsidiary of CHL.

($ in thousands)	Quarter Ended June 30				Six Months Ended June 30
(unaudited)
	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
Equity in earnings of investee	3,840	36	3,804	NM	7,226	2,888	4,338	150.2
Amortization	(974)	(1,175)	201	17.1	(1,907)	(2,375)	468	(19.7)

Equity in earnings and amortization of investee	2,866	(1,139)	4,005	(351.6)	5,319	513	4,806	NM

NM – Not meaningful
We own our toll road business through our 50% interest in CHL and share control with our joint venture partner Balfour Beatty plc. In addition to our share of the net income from the toll road business, less amortization expense, we also earned interest income for the quarter and six months ended June 30, 2006 from our shareholder loans to Connect M1-A1 Limited, the wholly-owned subsidiary of CHL that holds the toll road concession, of $420,000 and $827,000, respectively, offset by $269,000 and $520,000, respectively, in interest expense for our loan from Connect M1-A1 Limited. Interest income (comprising interest on shareholder loans and bank interest) and interest expense for the quarter ended June 30, 2005 was $457,000 and $259,000, respectively, and for the six months ended June 30, 2005 was $933,000 and $519,000, respectively.
CHL’s revenue for the quarter ended June 30, 2006 was £12.1 million, 1.6% lower than for the quarter ended June 30, 2005. This was due to a 0.7% decrease in vehicle kilometers for the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005. CHL’s revenue for the six months ended June 30, 2006 was £23.8 million, similar to the six months ended June 30, 2005.
Direct expenses for the quarter ended June 30, 2006 were £3.1 million including £2.6 million of depreciation expense. Expenses for the quarter were 10.7% higher than the quarter ended June 30, 2005 due to $0.2 million increase in maintenance costs.

Net income for the quarter ended June 30, 2006 was £4.2 million compared with £41,000 for the quarter ended June 30, 2005. This increase was due to a £1.9 million gain from changes in the value of interest rate swaps during the second quarter of 2006 due to higher interest rates, compared with a £4.4 million loss from the second quarter of 2005, net of the impact of lower revenue and higher direct expenses in 2006 as discussed above. Net income for the six months ended June 30, 2006 of £7.6 million was higher than £3.1 million net income for the comparable period of 2005 largely due to the same factors as described for the quarters.
Investments
          Macquarie Communications Infrastructure Group, or MCG
MCG paid a cash distribution of Australian dollar 19.5 cents per stapled security on February 13, 2006 for the six months ended December 31, 2005. We received $2.2 million net of withholding taxes. In addition, MCG declared a distribution of Australian dollar 19.5 cents per stapled security on June 26, 2006 for the six months ended June 30, 2006, for which we expect to receive $2.2 million net of withholding taxes in August 2006. Cash distributions for the full year of 2006 are therefore expected to be approximately $4.4 million net of withholding taxes, an increase of 34.5% in cash distribution for the year ended June 30, 2006.
          South East Water, or SEW
Included in our results for the six months ended June 30, 2006 is $2.7 million in dividend income from our investment in SEW, which we recorded in the first quarter. For the year ended December 31, 2006, we expect to receive total dividends from our investment in SEW of $5.9 million.
LIQUIDITY AND CAPITAL RESOURCES
We do not intend to retain significant cash balances in excess of what are prudent reserves. We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements, including in relation to our acquisition strategy, our debt obligations and our dividend policy. We base our assessment on the following assumptions that:
•	all of our businesses and investments generate, and will continue to generate, significant operating cash flow;

•	the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow;

•	all significant short-term growth capital expenditure will be funded with cash on hand or from committed undrawn debt facilities;

•	CHL’s amortizing debt can be paid from operating cash flow;

•	payments on Thermal Chicago/Northwind Aladdin’s debt that will begin to amortize in 2007 can be paid from operating cash flow;

•	we will be able to raise equity to refinance amounts borrowed under our revolving credit facility prior to its maturity; and

•	following an equity refinancing, we will have $300.0 million of revolving financing.
The section below discusses the sources and uses of cash of our businesses and investments.
Our Consolidated Cash Flow
The following information details our consolidated cash flows from operating, financing and investing activities for the periods ended June 30, 2006 and June 30, 2005.
On a consolidated basis, cash flow provided by operating activities totalled $23.4 million in the six months ended June 30, 2006. Cash flow from operations increased 12.9% over the first six months in 2005. The increase is primarily the result of the positive contribution from acquisitions made by our airport services business and continued organic growth in our consolidated businesses. Offsetting these increases were higher interest expenses resulting from increased debt levels and higher interest rates generally.
On a consolidated basis, cash flow used in investing activities totalled $506.5 million in the six months ended June 30, 2006. This was a significant increase over the first six months in 2005.

In the second quarter of 2006, the Company acquired International-Matex Tank Terminals for $257.0 million. In addition, our gas utility business was purchased for $263.3 million, less $7.8 million cash acquired, in the second quarter of 2006.
On a consolidated basis, cash flow provided by financing activities totalled $405.5 million in the first six months of 2006. Cash flow from financing activities increased significantly over the first six months in 2005. Our gas utility business borrowed $160.0 million to finance the equity component of the TGC acquisition.
Included in cash flows from financing activities for the six months ended June 30, 2006 are distributions paid to shareholders of $27.1 million, representing the $0.50 per share distributions for the quarters ended December 31, 2005 and March 31, 2006. The distribution for the quarter ended June 30, 2006 was increased to $0.525 per share and will be paid to shareholders on September 11, 2006.
During the quarter ended June 30, 2006, we borrowed $274.0 million under the revolving portion of the MIC Inc. acquisition facility to finance our acquisition of 50% of the equity of IMTT Holdings and our acquisition of The Gas Company. Subsequent to June 30, 2006, additional debt was drawn by MIC Inc. and the airport services business to finance the Trajen acquisition. The amended terms of this facility are described in Note 8, Long-Term Debt, of our consolidated condensed financial statements in Part I, Item I of this Form 10-Q/A which is incorporated herein by reference.
As of June 30, 2006, our consolidated cash and cash equivalent balances totalled $37.8 million.

	Six Months Ended, June 30,
($ in thousands)	2006	2005	Change
Cash provided by operations	$23,419	$20,744	12.9%
Cash used in investing activities	$(506,545)	$(51,650)	NM
Cash provided by financing activities	$405,457	$11,235	NM

NM – Not meaningful
Airport Services Business Cash Flow

	Six Months
	Ended June 30,
($ in thousands)	2006	2005
Cash provided by operations	$21,864	$9,169
Cash used in investing activities	$(1,138)	$(51,327)
Cash (used in) provided by financing activities	$(17,868)	$44,238
Key factors influencing cash flow from our airport services business were as follows:
•	the acquisition of EAR in August 2005 that has increased cash flow in the first six months of 2006 compared to the first six months of 2005;

•	improved performance at existing locations;

•	an increase in interest paid reflecting higher debt levels;

•	increase in working capital of $5.5 million, primarily relating to increase in accounts receivable, income tax receivables, and accounts payable offset by a decrease in accrued expenses;

•	capital expenditures were $1.1 million in 2006 compared to $1.6 million in 2005, and included $1.0 million for maintenance and $81,000 for expansion;

•	distributions to MIC Inc. of $17.4 million in 2006 compared to $6.7 million in 2005;

•	the acquisition in the first quarter of 2005 of GAH and related proceeds received from the issuance of long term debt and a capital contribution from MIC Inc. in January 2005; and

•	subsequent to June 30, 2006, additional debt of $180.0 million drawn to partially finance the Trajen acquisition.
For our airport services business’s debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. Material changes to our debt and credit facilities since March 14, 2006, our 10-K filing date, are discussed in Note 8, Long-Term Debt, of the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A which is incorporated herein by reference.

Airport Parking Business Cash Flow

	Six Months
	Ended June 30,
($ in thousands)	2006	2005
Cash provided by operations	$3,433	$2,192
Cash used in investing activities	$(2,168)	$(377)
Cash used in financing activities	$(3,197)	$(141)
Key factors influencing cash flow from our airport parking business were as follows:
•	an increase in working capital of $715,000 through management of accounts receivable and payable balances;

•	2006 shuttle bus acquisitions funded with cash rather than capital lease obligations as in 2005; and

•	repayment, in part, of loan from MIC Inc. and a receipt of cash settlement related to acquisitions in 2003.
For our airport parking business’s debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. Material changes to our debt and credit facilities since March 14, 2006, our 10-K filing date, are discussed in Note 17, Subsequent Events, of the Notes to the Consolidated Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A which is incorporated herein by reference.
District Energy Business Cash Flow

	Six Months
	Ended June 30,
($ in thousands)	2006	2005
Cash provided by operations	$4,499	$4,162
Cash (used in) provided by investing activities	$(1,109)	$39
Cash used in financing activities	$(3,879)	$(4,061)
Key factors influencing cash flow from our district energy business were as follows:
•	working capital usage reflecting timing of trade receivables and payment of accrued expenses;

•	increase in cash used due to the timing of on-going maintenance capital expenditures for system reliability and the 2005 goodwill adjustment of $694,000 related to our share of a settlement providing for the early release of escrow on the Aladdin bankruptcy;
•	dividend distributions of $5.5 million in 2006 compared to $4.6 million in 2005; and

•	additional borrowings in 2006 of $1.9 million to finance capital expenditures.
For our district energy business’s debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. We have not had any material changes to our debt and credit facilities since March 14, 2006, our 10-K filing date, except as noted below:

•	debt service ratio at June 30, 2006:	2.18 : 1

•	drawdown of revolving credit facility as of June 30, 2006:	$2.7 million

Gas Utility Business Cash Flow
Because TGC’s cash flows are only included in our financial results for a short period of 2006, the following analysis compares the historical cash flows for TGC under its current and prior owner. We believe that this is a more appropriate approach to explaining the historical cash flow trends of TGC than discussing the composition of the 24 day period that is included in our consolidated cash flows.

	Six Months
	Ended June 30,
($ in thousands)	2006	2005
Cash provided by operations	$11,211	$11,618
Cash used in investing activities	$(260,207)	$(3,376)
Cash provided by (used in) financing activities	$255,450	$(3,153)
Key factors influencing cash flow from our gas distribution business were as follows:
•	the decrease in operating cash flow for the first half of 2006 was mainly the result of normal working capital fluctuations. The key factors that drive operating cash flows include customer receipts less purchases of fuel, materials and supplies, and less payment of payroll and benefit costs, franchise and revenue taxes, vendor services and administrative charges;

•	cash used in investing activities increased mainly due to our acquisition of TGC; and

•	cash provided by financing activities increased due to $160.0 million of new term debt incurred to finance the purchase of TGC, $106.7 million of capital received from us upon our acquisition of the business, and $2.0 million drawn on TGC’s revolving credit agreement to fund working capital needs immediately following the acquisition.
At June 30, 2006, TGC had cash of $5.9 million and had $18.0 million available to borrow under its $20 million revolving credit facility. On July 7, 2006, TGC repaid the $2.0 million outstanding under the revolving credit facility, restoring its available balance to $20.0 million. A $1.0 million cash dividend was paid to MIC Inc. on July 21, 2006.
For our gas utilities business’s debt and credit facilities, see Note 8, Long-Term Debt, of the Notes to Consolidated Condensed Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A which is incorporated herein by reference.
    IMTT Cash Flow
The acquisition of our 50% interest in IMTT was completed on May 1, 2006. The following analysis compares the historical cash flows for IMTT under its current and prior owners. We believe that this is a more appropriate approach to explaining the historical cash flow trends of IMTT, rather than discussing the cash flows from IMTT included in our consolidated cash flows for the period May 1, 2006 through June 30, 2006.

	Six Months
	Ended June 30,
($ in thousands)	2006	2005
Cash provided by operations	$38,799	$26,134
Cash used in investing activities	$(33,512)	$(14,050)
Cash provided by (used in) financing activities	$87,646	$(11,198)
Key factors influencing cash flow at IMTT were as follows:
•	cash provided by operations increased due to an increase in gross profit and a decrease in interest paid as discussed in Business Segment Operations and a reduction in working capital;

•	cash used in investing activities increased principally due to high levels of specific capital expenditure relating to the construction of the new facility at Geismar, LA and the construction of new storage tanks at IMTT’s existing facility at St. Rose, LA as discussed in Capital Expenditure; and

•	substantial cash was provided to IMTT from financing activities as a result of our investment in IMTT net of dividends paid to the existing shareholders of IMTT and repayments of borrowings.

The following tables summarize the key terms of IMTT’s senior debt facilities as at June 30, 2006. All of these senior debt facilities rank equally and are guaranteed by IMTT’s key operating subsidiaries.

	Senior Notes	Senior Notes	Revolving Credit Facility
Amount Outstanding as at June 30, 2006.	$50.0 million	$60.0 million	$38.9 million letters of credit outstanding

Undrawn Amount	N/A	N/A	$101.1 million available for cash draw or letter of credit.

Term	November, 2016	November, 2016	November, 2007

Amortization	$7.14 million per annum commencing November, 2010 through November 2015 with balance payable at maturity.	$8.57 million per annum commencing November, 2010 through November 2015 with balance payable at maturity.	Revolving. Payable at maturity.

Interest Rate	Fixed at 8%.	Fixed at 7.15%.	Floating at LIBOR + 1.075% to 1.7% based on Debt to EBITDA ratio grid.

Makewhole on Early Repayment	Makewhole equals difference between the outstanding principal balance and the value of the senior notes discounting the remaining payments at a discount rate of 0.5% over the U.S. treasury security with a maturity equal to the remaining weighted average maturity of senior notes.	Makewhole equals difference between the outstanding principal balance and the value of the senior notes discounting the remaining payments at a discount rate of 0.5% over the U.S. treasury security with a maturity equal to the remaining weighted average maturity of senior notes.	Nil.

Debt Service Reserves Required	Nil.	Nil.	Nil.

Security	Unsecured	Unsecured	Unsecured Debt to EBITDA: Max 4.0x

Financial Covenants	Debt to EBITDA: Max 4.0x		EBITDA to Interest:
(applicable to IMTT’s key operating subsidiaries on a combined basis).	EBITDA to Interest: Min 3.25x Min Tangible Net Worth: $161.6 million	Debt to EBITDA: Max 4.0x EBITDA to Interest: Min 3.25x Min Tangible Net Worth: $161.6 million	Min 3.25x Min Tangible Net Worth: $161.6 million

Financial Covenant Ratios as at June 30, 2006. (IMTT’s key operating subsidiaries on a	Debt to EBITDA Ratio: 2.5x EBITDA to Interest Ratio: 8.2x Tangible Net Worth: $270.0 million	Debt to EBITDA Ratio: 2.5x EBITDA to Interest Ratio: 8.2x Tangible Net Worth: $270.0 million	Debt to EBITDA Ratio: 2.5x EBITDA to Interest Ratio: 8.2x Tangible Net Worth: $270.0 million combined basis).

Restrictions on payments of dividends	None provided no default as a result of payment	None provided no default as a result of payment	None provided no default as a result of payment

Interest Rate Hedging			Hedged when drawn with the balance of $50m, 6.4% fixed v LIBOR interest rate swap expiring October 2007 not used to hedge IMTT’s tax exempt debt.

New Jersey Economic
		New Jersey Economic	Development Authority
		Development Authority Dock	Variable Rate Demand
		Facility Revenue Refund	Revenue Refunding
	CAD Revolving Credit Facility	Bonds	Bond
Amount Outstanding as at June 30, 2006	$5.6 million	$30.0 million	$6.3 million

Undrawn Amount	$9.4 million	N/A	N/A

Term	November, 2007	December, 2027	December, 2021

Amortization	Revolving. Payable at maturity.	Payable at maturity.	Payable at maturity.

Interest Rate	Floating at CAD Bankers Acceptance Rate + 1.075% to 1.7% based on Debt to EBITDA ratio grid	Floating at tax exempt bond daily tender rates	Floating at tax exempt bond daily tender rates

Makewhole on Early Repayment	Nil.	Nil.	Nil.

Debt Service Reserves Required	Nil	Nil	Nil

Security	Unsecured	Unsecured (required to be supported at all times by bank letter of credit issued under the revolving credit facility).	Unsecured (required to be supported at all times by bank letter of credit issued under the revolving credit facility).

Financial Covenants (applicable to IMTT’s key operating subsidiaries on a combined basis).	Debt to EBITDA: Max 4.0x EBITDA to Interest: Min 3.25x Min Tangible Net Worth: $161.6 million	Nil.	Nil.

Financial Covenant Ratios as at June 30, 2006 (IMTT’s key operating subsidiaries on a combined basis)	Debt to EBITDA Ratio: 2.5x EBITDA to Interest Ratio: 8.2x Tangible Net Worth: $270.0 million	N/A	N/A

Restrictions on payments of dividends	None provided no default as a result of payment	None provided no default as a result of payment	None provided no default as a result of payment

Interest Rate Hedging		Hedged with part of $50.0 million, 6.4% fixed v LIBOR interest rate swap expiring October, 2007.	Hedged with part of $50.0 million, 6.4% fixed v LIBOR interest rate swap expiring October, 2007.
In addition to the senior debt facilities, subsidiaries of IMTT Holdings Inc that are the parent entities of IMTT’s key operating subsidiaries are the borrowers and guarantors under the following debt facility:

Term Loan Facility
Amount Outstanding as at June 30, 2006	$117.0 million

Undrawn Amount	N/A

Term	December, 2012

Amortization	$13.0 million per annum from December 2006 through December 2010 with balance payable at maturity.

Interest Rate	Floating at LIBOR + 1.0%

Makewhole on Early Repayment	Nil.

Debt Service Reserves Required	Nil.

Security	Unsecured.

The facility is required to be progressively guaranteed by IMTT’s key operating subsidiaries. These subsidiaries currently guarantee $13.0 million of the outstanding balance and the guarantee requirement increases by $13.0 million per annum from December, 2006 through December, 2009 at which time the full outstanding amount will be guaranteed by IMTT’s key operating subsidiaries. Further, if the Debt to EBITDA ratio of IMTT’s key operating subsidiaries on a combined basis exceeds 4.5x as at Dec 31, 2009, IMTT’s key operating subsidiaries will assume the obligations under the term loan facility.

As a result of a previous transaction, $52.0 million of the outstanding balance is currently guaranteed by Royal Vopak. In the event that Royal Vopak defaults under its guarantee obligations, the lender has no right of acceleration against IMTT. The Royal Vopak guarantee decreases by $13.0 million in December 2006, $26.0 million in December 2007 and terminates entirely in December 2008.

Financial Covenants	Nil.

Financial Covenant Ratios as at June 30, 2006	Not applicable.

Restrictions on payments of dividends	None.

Interest Rate Hedging	Fully hedged with $117.0 million amortizing, 6.29% fixed v LIBOR interest rate swap expiring December 2012.
Pursuant to the terms of the shareholders’ agreement between ourselves and the other shareholders in IMTT, all shareholders in IMTT other than MIC Inc. are required to loan all dividends received by them (excluding the $100.0 million dividend paid to prior existing shareholders at the closing of our investment in IMTT), net of tax payable in relation to such dividends, through the quarter ending December 31, 2007 back to IMTT Holdings Inc. The shareholder loan will have at a fixed interest rate of 5.5% and be repaid over 15 years by IMTT Holdings Inc with equal quarterly amortization commencing March 31, 2008. No shareholder loans were outstanding as at June 30, 2006.
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
    Investments in MCG and SEW
Our cash flow from operations include dividends from our investments in MCG and SEW. The dividends we receive from MCG and SEW are dependent on the performance of the underlying businesses and compliance with debt covenants. Based on the public statements of MCG management regarding expected distributions per share for the MCG fiscal year ending June 30, 2006, we expect to receive total dividends from MCG of approximately AUD $6.4 million (USD $4.6 million net of applicable Australian withholding taxes) in the year ended December 31, 2006. Although these estimates are based on public guidance provided by the management of MCG, such guidance does not constitute a guarantee that such dividends will be paid by MCG. For the year ending December 31, 2006, we expect to receive total dividends from our investment in SEW of approximately £3.2 million (USD $5.9 million).

Capital Expenditures
On a consolidated basis, excluding our 2006 acquisitions, we expect to spend $7.9 million of maintenance capital expenditure in 2006 and $26.5 million of specific capital expenditures through 2008. The specific capital expenditure will be funded from available debt facilities, with the proceeds from our recent debt refinancing and with restricted cash from acquisitions. All of the maintenance and specific capital expenditure will be incurred at the operating company level.
We have detailed our capital expenditures on a segment-by-segment basis, which we believe is a more appropriate approach to explaining our capital expenditure requirements on a consolidated basis.
Airport Services Business
    Maintenance Capital Expenditure
We expect to spend approximately $3.8 million, or $200,000 per FBO, per year on maintenance capital expenditure at Atlantic’s existing FBOs. At our newly acquired Trajen FBOs we expect to spend approximately $3.3 million, or $140,000 per FBO, per year on maintenance capital expenditure. These amounts will be spent on items such as repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. This expenditure is funded from cash flow from operations.
    Specific Capital Expenditure
We intend to incur a total of approximately $12.4 million at Atlantic’s existing FBOs on specific capital expenditure in 2006 and 2007 which we intend to fund from cash on hand. We expect to spend $2.7 million on specific capital expenditures in 2006 and 2007 at our newly acquired Trajen FBOs.

Estimated Cost/Amount
Remaining (from
Location	Item	Expected Timing	December 31, 2005)
Teterboro Airport	Ramp construction	Commencing fourth quarter 2006	$4.5 million

Metroport East 34th Street Heliport	Upgrade of heliport in exchange for ten-year operating agreement	Commencing fourth quarter 2006	$2.8 million

Pittsburgh International Airport	Original lease requires further capital expenditure. This will be fulfilled through the development of a new hangar.	Commenced June 2006	$5.1 million

Tucson International Airport	Hangar construction	Commencing third quarter 2006	$850,000

El Paso International Airport	Hangar and terminal construction	Completion expected by end of 2006	$1.2 million

Austin Bergstrom International Airport	Hangar construction	Completion expected in third quarter of 2006	$624,000
Airport Parking Business
    Maintenance Capital Expenditure
Maintenance capital projects include regular replacement of shuttle buses and IT equipment, some of which are capital expenditures paid in cash and some of which are financed, including with capital leases. In 2006, our airport parking business expects to commit to maintenance-related capital projects totaling $3.6 million, of which $900,000 represents our 2006 maintenance capital expenditures paid in cash and $2.7 million is expected to be financed with debt or capital leases. Our 2006 cash capital expenditures, including commitments from previous years, is expected to be $3.1 million.
    Specific Capital Expenditure
In 2006, our airport parking business expects to commit to $447,000 of specific capital projects, $147,000 of which represents specific capital expenditure and $300,000 of which we expect to finance. In addition, we intend to spend $478,000 in 2006 on capital expenditures related to our SunPark facilities, all of which were pre-funded at the time of our acquisition.

District Energy Business
    Maintenance Capital Expenditure
Thermal Chicago expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts and minor system modifications. Over the past two years, minor system modifications have been made that increased capacity by approximately 3,000 tons. Maintenance capital expenditures will be funded for the next one and a half years from available debt facilities and thereafter are expected to be funded from cash flow from operations.
    Specific Capital Expenditure
We anticipate that Thermal Chicago will spend up to approximately $8.4 million for system expansion over two years starting in the second half of 2006 instead of 2007 as originally expected. This expansion, in conjunction with operational strategies, and efficiencies we have achieved at our plants and throughout our system, will add approximately 16,000 tons of saleable capacity to the Thermal Chicago downtown cooling system. A portion of this increased capacity, approximately 6,700 tons, will be used to accommodate four customers who will convert from interruptible to continuous service by the third quarter of 2006, with the balance sold to new or existing customers. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to Thermal Chicago committing to the capital expenditure. As of June 30, 2006, we have signed contracts with three customers representing 37% of the additional saleable capacity, including their options to extend. These customers will begin receiving service between 2006 and 2009.
Associated with expanding the system and creating additional capacity, we estimate that we will incur additional capital expenditure of $5.6 million over the next three years to connect new customers to the system. This is an increase of $1.8 million over prior estimates due to an additional 2,400 tons identified and better visibility on prospective customers. We anticipate minor system modifications will support the additional tons. Typically, new customers will reimburse Thermal Chicago for some, if not all, of these expenditures. Approval from the City of Chicago may be required if expansion of underground distribution piping is necessary.
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
Gas Utility Business
    Maintenance Capital Expenditure
TGC expects to spend approximately $6.9 million for maintenance and routine replacements of current facilities and equipment in 2006, of which $4.6 million was incurred through June 30, 2006. The remaining $2.3 million comprises approximately $1.0 million for vehicles and $1.3 million for other renewals and upgrades.
    Specific Capital Expenditure
TGC expects to spend approximately $3.7 million in 2006 for capital projects related to new business and for new capital projects that are not routine maintenance or asset replacements, of which $500,000 was incurred through June 30, 2006. The remaining $3.2 million relates to new business, including new tanks and meters, expansion of current facilities and improvement of distribution system reliability and capacity.
IMTT
    Maintenance Capital Expenditure
During the six months ended June 30, 2006, IMTT spent $9.8 million on maintenance capital expenditure, including $8.0 million principally in relation to storage tank refurbishments and $1.7 million on environmental capital expenditure, principally in relation to improvements in containment measures. Looking forward it is anticipated that total maintenance capital expenditure (maintenance and environmental) is unlikely to exceed a range of between $30.0 million and $40.0 million per year and is expected to be below this range for the 2006 full year due to the deferral of environmental capital expenditure into subsequent periods. The expected level of future maintenance capital expenditure over the longer term primarily reflects the need for increased environmental expenditures going forward both to remediate existing sites and to upgrade waste water treatment and spill containment infrastructure to comply with existing, and currently foreseeable changes to, environmental regulations. Future maintenance capital expenditure is expected to be funded from IMTT’s cash flow from operations.

    Specific Capital Expenditure
During the six months ended June 30, 2006, IMTT spent $26.0 million on specific expansion projects including $12.5 million in relation to the construction of a new bulk liquid chemical storage facility at Geismar and $7.0 million in relation to the on-going construction of new storage tanks at IMTT’s existing facility at St. Rose. The balance of the specific capital expenditure related to a number of smaller projects to improve the capabilities of IMTT’s facilities. IMTT has currently committed to further capital expenditure over the course of 2006 and 2007 of at least approximately $121.0 million in relation to the construction of the Geismar facility and to further capital expenditure of at least $14.0 million in relation to the construction of 12 new storage tanks at IMTT’s existing facilities in Louisiana. The capital expenditure in relation to the Geismar project is expected to increase as discussed in “General – Recent Acquisitions – IMTT” above. It is anticipated that the proposed specific capital expenditure will be fully funded using a combination of IMTT’s cash flow from operations, IMTT’s existing debt facilities (which are intended to be refinanced and increased during 2006 and 2007), the proceeds from our investment in IMTT and future loans from the IMTT shareholders other than us.
Toll Road Business
    Maintenance Capital Expenditure
Maintenance capital expenditure is required to maintain the condition of Yorkshire Link at the standard required under the concession on an ongoing basis and to meet the return condition requirements at the end of the concession when the road is transferred to the U.K. government. Connect M1-A1 Limited anticipates spending approximately £30.4 million, at 2005 prices, on periodic maintenance over the remaining life of the concession, with most of this expenditure occurring after 2020. This expenditure generally relates to resurfacing and the maintenance of structures over which Yorkshire Link runs and is in addition to the general day-to-day operating costs of Yorkshire Link.
Commitments and Contingencies
For a discussion of the future obligations of MIC Inc., the U.S. holding company for our consolidated businesses, due by period, under their various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005. We have not had any material changes to those commitments since March 14, 2006, our 10-K filing date, except as discussed in Note 17, Subsequent Events, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q/A which is incorporated herein by reference, and except as noted below.
MIC Inc.
As of June 30, 2006, MIC Inc. had $274.0 million of borrowings under its revolving credit facility, which is due for repayment in March 2008.
The Gas Company
The following table summarizes the future obligations of TGC, by period, as of June 30, 2006, under various contractual obligations and commitments.

		Payments Due by Period
($ in thousands)	Note	Total	Prior to 12/31/2006	2007-2008	2009-2011	Thereafter
Long-term debt	(1)	$160,000	$—	$—	$—	$160,000
Capital lease obligations	(2)	12,909	562	1,966	2,514	7,867
Barge charter obligations	(3)	4,691	521	1,842	2,328	—
Post-retirement benefits	(4)	1,120	30	203	285	602
Pension benefit payments	(5)	19,201	625	3,487	5,977	9,112

Total		$197,921	$1,738	$7,498	$11,104	$177,581

(1)	The long-term debt represents TGC’s obligations to its various lenders. TGC borrowed $160.0 million in connection with our acquisition of TGC. No principal payments are required on this debt until 2013.

(2)	TGC is obligated under non-cancelable real-estate operating leases with terms longer than one year. The amounts represent the minimum annual rental payments required to be paid in connection with these leases.

(3)	TGC has a five-year time charter agreement with Sause Bros. for the use of two LPG barges that it uses to carry LPG from Oahu to the islands of Hawaii, Maui and Kauai. The amounts represent the minimum charter payments under the agreement. TGC is also obligated to pay certain operating costs in connection with the charter hire. These costs, which are based on utilization of the barges, comprise principally port, dockage and towage charges.

(4)	TGC is obligated to pay post-retirement medial costs for employees that were part of its union labor force prior to retirement. The amounts include the estimated cash payments for these benefits.

(5)	Certain of TGC’s employees belong to a pension plan. The amounts include the estimated benefit payments for this pension plan. See Note 3, Significant Accounting Policies, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q/A, as filed on October 16, 2006, for further information on the TGC pension plan which is incorporated herein by reference.
In addition to these commitments and contingencies, TGC had $300,000 of bonds and $300,000 of letters of credit outstanding as of June 30, 2006. The performance bonds are required by lessors and the letters of credit were issued to protect the financial risk of the surety that issued the bonds.
CRITICAL ACCOUNTING POLICIES
For critical accounting policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. Our critical accounting policies have not changed materially since March 14, 2006, our 10-K filing date.
NEW ACCOUNTING PRONOUNCEMENTS
See Note 3, Significant Accounting Policies, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q/A for details on new accounting pronouncements which is incorporated herein by reference.
OTHER MATTERS
The discussion of the financial condition and results of operations of the company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005 and additional risk factors set forth in Part II, Item 1A below. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. Our exposure to market risk has not changed materially since March 14, 2006, our 10-K filing date, except as discussed below.
Interest Rate Risk
MIC Inc. Level Debt
The total debt facilities outstanding at the MIC Inc. level is $454.0 million. This is comprised of a $300.0 million revolving credit facility drawn to $274.0 million and a $180.0 million fully drawn term facility. The $180.0 million term facility was drawn after June 30, 2006. Both the revolving facility and term facility are not hedged and therefore we are exposed to fluctuations in interest rates. A 1% increase in the interest rate on the revolver would result in a $2.7 million increase in the interest cost per year. A corresponding 1% decrease would result in a $2.7 million decrease in interest cost per year. A 1% increase in the increase in the interest rate on the term facility would result in a $1.8 million increase in the interest cost per year. A corresponding 1% decrease would result in a $1.8 million decrease in interest cost per year.

Airport Services Business
The senior debt for our airport services business comprises a non-amortizing $480.0 million floating rate facility maturing in 2010. Of this facility, $180.0 million was drawn subsequent to June 30, 2006. A 1% increase in the interest rate on the $480.0 million airport services business debt would result in a $4.8 million increase in the interest cost per year. A corresponding 1% decrease would result in a $4.8 million decrease in interest cost per year.
Our airport services business’s exposure to interest rate changes through the senior debt has been hedged through the use of interest rate swaps. The $480.0 million facility is fully hedged until maturity. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $10.6 million. A corresponding 10% relative increase would result in a $10.4 million increase in the fair market value.
The Gas Company
TGC and its holding company, HGC, are exposed to interest rate risk in relation to the borrowings of our business. The senior term debt for TGC and HGC comprises two non-amortizing term facilities totaling $160.0 million and a senior secured revolving credit facility totaling $20.0 million (against which $2.0 million had been drawn at June 30, 2006 and was repaid on July 7, 2006). These variable rate facilities mature on August 31, 2013.
A 1% increase in the interest rate on TGC and HGC’s term debt would result in a $1.6 million increase in interest cost per year. A corresponding 1% decrease would result in a $1.6 million decrease in annual interest cost.
TGC and HGC’s exposure to interest rate changes has, however, been fully hedged from September 1, 2006 until maturity through interest rate swaps. These derivative hedging arrangements will offset any interest rate increases or decreases during the term of the notes, resulting in stable interest rates of 5.24% for TGC (rising to 5.34% in year 6 and 7 of the facility) and 5.44% for HGC (rising to 5.55% in year 6 and 7 of the facility). TGC’s and HGC’s swaps were entered into on August 17 and 18, 2005. The current value of the swaps as of June 30, 2006 is $7.9 million. A 10% relative decrease in market interest rates from June 30, 2006 levels would decrease the fair market value of the hedge instruments to $2.7 million. A corresponding 10% relative increase would increase their fair market value to $13.1 million. Because these are effective hedges, the change in the fair value of the debt that results from increase or decrease in interest rates would be recorded in other comprehensive income.
IMTT
IMTT, at June 30, 2006, had two issues of tax exempt revenue bonds outstanding with a total balance of $36.3 million where the interest rate is reset daily by tender. A 1% increase in interest rates on this tax exempt debt would result in a $363,000 increase in interest cost per year and a corresponding 1% decrease would result in a $363,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes through the tax exempt debt has been largely hedged through October 2007 through the use of a $50.0 million notional value interest rate swap. As the interest rate swap is fixed against 90-day LIBOR, it does not result in a perfect hedge for short term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. The face value of the interest rate swap currently exceeds IMTT’s total outstanding floating rate debt as a consequence of repayment of debt under the revolving credit facility described above subsequent to our investment in IMTT. If interest rates decrease, the value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $312,000 and a corresponding 10% relative increase would result in a $309,000 increase in the fair market value.
IMTT at June 30, 2006 had $5.6 million outstanding under the CAD revolving credit facility. A 1% increase in interest rates on the CAD revolver would result in a $56,000 increase in interest cost per year. A corresponding 1% decrease would result in a $56,000 decrease in interest cost per year.
IMTT at June 30, 2006 had a $117.0 million floating rate term loan outstanding. A 1% increase in interest rates on the term loan would result in a $1.2 million increase in interest cost per year. A corresponding 1% decrease would result in a $1.2 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the term loan has been fully hedged through the use of an amortizing interest rate swap. These hedging arrangements will fully offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $3.2 million. A corresponding 10% relative increase in interest rates would result in a $3.1 million increase in the fair market value of the interest rate swap.
ITEM 4. CONTROLS AND PROCEDURES
     As discussed in Note 18 to our unaudited consolidated financial statements, we have restated our unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006 due to a deficiency in our processes and procedures related to the accounting treatment for derivative instruments. Following our initial discovery of several errors related to hedge accounting, on September 13, 2006 our Audit Committee determined that we would amend and restate previously issued unaudited financial statements and other financial information for the quarters ended March 31, 2006 and June 30, 2006 for certain derivative instruments that did not qualify for hedge accounting during those periods and that the originally filed unaudited financial statements and other financial information should not be relied upon. We also initiated a comprehensive review of all of our determinations and documentation related to hedge accounting for derivative instruments, as well as our related processes and procedures. As a result of that review, management determined that none of our interest rate and foreign exchange derivative instruments met the criteria required for use of either the “short-cut” or “critical terms match” methods of hedge accounting for all periods from April 13, 2006 (inception) through June 30, 2006. On October 13, 2006, management recommended to the Audit Committee that our 2005 unaudited quarterly financial information and certain 2005 segment financial information within Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be restated to reflect the elimination of hedge accounting for derivative instruments. The Audit Committee agreed with management’s recommendation and determined that previously reported 2005 unaudited quarterly financial information and certain 2005 segment financial information within Management’s Discussion and Analysis of Financial Condition and Results of Operations should no longer be relied upon. On October 16, 2006, we are separately filing an amended and restated Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2006 to eliminate the use of hedge accounting for all of our derivative instruments and an amended and restated Annual Report on Form 10-K/A for the year ended December 31, 2005 to revise the quarterly and segment financial information discussed above.
We initially evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures were effective as of June 30, 2006. In connection with the restatement described above, management concluded that we had a material weakness in our internal control over financial reporting as a result of a deficiency in our processes and procedures relating to hedge accounting for derivative instruments. Solely because of this material weakness, management has, as of the date of the filing of this amended and restated Quarterly Report on Form 10-Q/A, restated its assessment and concluded that disclosure controls and procedures were not effective as of June 30, 2006.
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
Except for additional training regarding hedge accounting commenced in the second quarter of 2006, there was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information supplements the information described in Part I, Item 3 of our Annual Report on Form 10-K/A, as filed on October 16, 2006, for the fiscal year ended December 31, 2005.
Toll Road Business
On March 20, 2004, a fatal road accident occurred on Yorkshire Link that was the focus of an investigation by local police authorities. Based on conversations with these authorities, we understand that they are no longer pursuing their investigation into Connect M1-A1 Limited.
SEW
Saur International had been engaged by SEW, then owned by Saur UK and part of the Bouygues Group, to develop and implement a new billing system for SEW. Following extended delays and technical problems with the software, SEW notified Saur International of its intention to terminate the project and, in March 2005, SEW initiated a claim against Saur International through arbitration to recover amounts paid to Saur International and thereafter Saur International counterclaimed. In May, 2006, the parties reached a confidential settlement, the terms of which will not have a material effect on SEW.
ITEM 1A. RISK FACTORS
The following risk factors could affect TGC or IMTT and should be considered in connection with our discussion of forward-looking statements and with the risk factors that were included with our most recently filed Forms 10-K/A, as filed on October 13, 2006, and 10-Q/A:
TGC relies on its SNG plant for a significant portion of its sales. Disruptions at that facility could adversely affect TGC’s ability to serve customers.
Disruptions at the SNG plant resulting from mechanical or operational problems could affect TGC’s ability to produce SNG. Most of the regulated sales on Oahu are of SNG and are produced at this plant. Disruptions to the primary and redundant production systems would have a significant adverse effect on sales and cash flows.
TGC depends heavily on the two Oahu oil refineries for liquefied petroleum gas and the primary feedstock for its SNG plant. Disruptions at either of those refineries may adversely affect the TGC’s operations.
TGC’s business comprises the manufacture of SNG and the distribution of SNG and LPG. Any feedstock, SNG or LPG supply disruptions that limit its ability to manufacture and deliver gas for customers would adversely affect its ability to carry out its operating activities. These could include: an inability to renew feedstock purchase arrangements; malfunctions relating to the SNG plant; extended unavailability of one or both of the Oahu refineries; a disruption to crude oil supplies or feedstocks to Hawaii; or an inability to purchase LPG from foreign sources. TGC has up to 30 days of storage depending upon the location. A supply disruption would deplete TGC’s storage and, if occurring for an extended period, could adversely impact TGC’s sales and cash flows.
TGC’s most significant costs are LPG and feed stock for the SNG plant, the costs of which are directly related to petroleum prices. To the extent that these costs cannot be passed on to customers, TGC’s sales and cash flows will be adversely affected.
The profitability of TGC is based on the margin of sales prices over costs. Since LPG and feedstock for the SNG plant are commodities, changes in the market for these products can have a significant impact on costs. TGC has no control over these costs, and, to the extent that these costs cannot be passed on to customers, TGC’s financial condition and the results of operations would be adversely affected. Further, higher prices could result in reduced customer demand or could result in customer conversion to alternative energy sources. This would reduce sales volume and adversely affect profits.

TGC’s operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported to those islands by Jones Act qualified barges from Oahu and from non-Jones Act vessels from foreign ports. Disruptions to those vessels could adversely affect TGC’s results of operations.
TGC has time charter agreements allowing the use of two barges that have the capability of transporting 424,000 gallons and 657,000 gallons of LPG, respectively. The Jones Act requires that vessels carrying cargo between two U.S. ports meet certain requirements. The barges used by TGC are the only two Jones Act qualified barges that are available in the Hawaiian Islands. To the extent that these barges are unable to transport LPG from Oahu, and TGC is not able to secure foreign-source LPG or obtain an exemption to the Jones Act, the storage capacity on those islands could be depleted and sales and cash flows could be adversely affected.
The recovery of amounts expended for capital projects in the regulated operations is subject to approval by the HPUC, which exposes TGC to the risk of incurring costs that may not be recoverable from regulated customers.
In the past, TGC has requested rate increases from the HPUC approximately every five years as its operating costs increased and its capital investments were committed. When the HPUC approved our purchase of TGC, it stipulated that no rate increase may be sought until 2009. Should TGC seek a rate increase, there is a risk that TGC will not be granted such increase or that it will be permitted only part of the increase. This would result in reduced operating margins in the regulated business, which may have a material adverse effect on TGC’s financial condition and results of operations.
The non-regulated operations of TGC are subject to a variety of competitive pressures and the actions of competitors, particularly from other energy sources, could have a materially adverse effect on operating results.
In Hawaii, gas is largely used by commercial and residential customers for water heating and cooking. TGC also has wholesale customers that resell product to other end-users. Gas end-use applications may be substituted by other fuel sources such as electricity, diesel, solar and wind. Customers could, for a number of reasons, including increased gas prices, lower costs of alternative energy or convenience, move their energy needs to alternative sources. This could have an adverse effect on TGC’s sales revenue and cash flows.
Approximately two-thirds of TGC’s employees are members of a labor union. A work interruption may adversely affect TGC’s business.
Approximately two-thirds of TGC’s employees are covered under a collective bargaining agreement that expires on April 30, 2008. Labor disruptions related to that contract or to other disputes could affect the SNG plant, distributions systems and customer services. We are unable to predict how work stoppages would affect the business.
TGC’s operating results are affected by Hawaii’s economy.
The primary driver of Hawaii’s economy is tourism. A significant portion of TGC’s sales is generated from businesses that rely on tourism as their primary source of revenue. These businesses include hotels and resorts, restaurants and laundries, comprising approximately 40% of commercial sales. Should tourism decline significantly, TGC’s commercial sales could be affected adversely.
In addition, a reduction in new housing starts and commercial development would limit growth opportunities for TGC’s business.
TGC has certain environmental risks.
TGC is subject to risks and hazards associated with the refining, handling, storage and transportation of combustible products. These risks could result in substantial losses due to personal injury, loss of life, damage or destruction of property and equipment, and environmental damage. Losses could be greater than insurance levels maintained by TGC, which could have an adverse effect on TGC’s financial results. In addition, disruptions to physical assets could reduce TGC’s ability to serve customers and adversely affect sales and cash flows.
Because of its geographic location, Hawaii, and in turn TGC, is subject to certain weather risks that could materially disrupt operations.
Hawaii is subject to certain weather risks, such as hurricanes, floods, heavy and sustained rains and tidal waves. Because TGC’s SNG plant, SNG transmission line and several storage facilities are close to the ocean, weather related disruptions are possible. Severe weather could damage TGC’s assets or could result in wide-spread damage to TGC’s customers, thereby reducing sales volumes and, to the extent such damages are not covered by insurance, TGC’s revenue and cash flows.

TGC may face a greater exposure to terrorism than other businesses because of the nature of its products.
Because of the combustible nature of TGC’s products and consumer reliance on these projects for basic services, TGC’s SNG plant, transmission pipelines and storage facilities may be at greater risk for terrorism attacks than other business. Such attacks could affect TGC’s operations significantly.
TGC’s income may be affected adversely if additional compliance costs are required as a result of new safety, health or environmental regulation.
TGC is subject to federal, state and local safety, health and environmental laws and regulations. These laws and regulations affect all aspects of TGC’s operations and are frequently modified. There is a risk that TGC may not be able to comply with some aspect of these laws and regulations, resulting in fines or penalties. Additionally, if new laws and regulations are adopted or if interpretations of existing laws and regulations change, TGC could be required to increase capital spending and incur increased operating expenses in order to comply. Because the regulatory environment frequently changes, TGC cannot predict when or how it may be affected by such changes.
IMTT’s business is dependent on the demand for bulk liquid storage capacity in the locations where it operates.
Demand for IMTT’s bulk liquid storage is largely a function of U.S. domestic demand for chemical, petroleum and vegetable and animal, or V&A, oil products and, less significantly, the extent to which such products are imported into the United States rather than produced domestically. U.S. domestic demand for chemical, petroleum and V&A products is influenced by a number of factors, including economic conditions, growth in the U.S. economy and the pricing of chemical, petroleum and V&A products and their substitutes. Import volumes of these products to the United States are influenced by the cost of producing chemical, petroleum and V&A products domestically vis-a-vis overseas and the cost of transporting the products from overseas. In addition, changes in government regulations that affect imports of bulk chemical, petroleum and V&A products, including the imposition of surcharges or taxes on imported products, could adversely affect import volumes. A reduction in demand for bulk liquid storage, particularly in the New York Harbor or the lower Mississippi River, as a consequence of lower U.S. domestic demand for, or imports of, chemical, petroleum or V&A products, could lead to a decline in storage rates and tankage volumes rented and adversely affect IMTT’s revenues and profitability.
IMTT’s business could be adversely affected by a substantial increase in bulk liquid storage capacity in the locations where it operates.
An increase in available tank storage capacity in excess of growth in demand for such storage in the key locations in which IMTT operates, such as New York Harbor and the lower Mississippi River, could result in overcapacity and a decline in storage rates and tankage volumes rented and could adversely affect IMTT’s revenues and profitability.
IMTT’s business involves hazardous activities, is partly located in a region with a history of significant adverse weather events and is potentially a target for terrorist attacks. We cannot assure you that IMTT is, or will be in the future, adequately insured against all such risks.
The transportation, handling and storage of petroleum, chemical and V&A products are subject to the risk of spills, leakage, contamination, fires and explosions. Any of these events may result in loss of revenue, loss of reputation or goodwill, increased litigation costs, fines, penalties and other liabilities. In certain circumstances, such events could also require IMTT to halt or significantly alter operations at all or part of the facility at which the event occurred. Consistent with industry practice, IMTT carries insurance to protect against most of the accident-related risks involved in the conduct of the business; however, the limits of IMTT’s coverage mean IMTT cannot insure against all risks. In addition, because IMTT’s facilities are not insured against loss from terrorism, a terrorist attack that significantly damages one or more of IMTT’s major facilities would have a negative impact on IMTT’s future cash flow and profitability. Further, losses sustained by insurers during hurricanes Katrina and Rita may result in lower insurance coverage and increased insurance premiums for IMTT’s properties in Louisiana going forward, a situation that could worsen if future weather events cause significant property damage in the U.S. Gulf region.

IMTT is subject to environmental, health and safety risks that may impact its future cash flows and profitability.
A number of the properties owned by IMTT have been subject to environmental contamination in the past and require remediation for which IMTT is liable. These remediation obligations exist principally at IMTT’s Bayonne and Lemont facilities and could cost more than anticipated or could be incurred earlier than anticipated or both. In addition, IMTT may discover additional environmental contamination at its Bayonne, Lemont or other facilities which may require remediation at significant cost to IMTT. Further, the past contamination of the properties owned by IMTT could also result in personal injury or property damage or similar claims by third parties.
IMTT’s operations are subject to numerous statutes, rules and regulations relating to environmental, health and safety protection that are complex, stringent and expensive to comply with. Although we believe that IMTT’s operations comply in all material respects with environmental, health and safety regulations, failure to comply in the future may give rise to interruptions in IMTT’s operations and civil or criminal penalties and liabilities that could adversely affect IMTT’s business and financial condition. Further, these rules and regulations are subject to change and compliance with such changes could result in a restriction of IMTT’s business activities, significant capital expenditures and/or increased on-going operating costs.
Hurricane Katrina resulted in labor and materials shortages in the regions affected. This may have a negative impact on the cost and construction timeline of IMTT’s new storage facility in Louisiana, which could result in a loss of customer contracts and reduced revenues and profitability.
In the aftermath of hurricane Katrina, construction costs in the region affected by the hurricane have increased and labor shortages have been experienced. This could have a significant negative impact on the cost and construction schedule of IMTT’s new storage facility at Geismar in Louisiana. IMTT may not be fully compensated by customers for any unexpected increase in construction costs. In addition, substantial construction delays could result in a loss of customer contracts with no compensation or inadequate compensation, which would have a material adverse effect on IMTT’s future cash flows and profitability.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The annual meeting of stockholders of the trust was held on May 25, 2006.
The stockholders voted on proposals to elect three directors to the board of directors of the company and to ratify the appointment of KPMG LLP as independent auditors.
The stockholders’ vote ratified the appointment of the independent auditors. All nominees for election to the board of directors were elected to the terms of office set forth in the Proxy Statement dated April 19, 2006. In addition, John Roberts continues to serve as chairman of the board of directors and Shemara Wikramanayake continues to serve as alternate chairman, both having been appointed by MIMUSA under the terms of the management services agreement between the trust, the company and the company’s direct subsidiaries. The number of votes cast for, against or withheld, and the number of abstentions with respect to each proposal, is set forth below. The company’s independent inspectors of election reported the vote of the stockholders as follows:

		Against/		Broker
	For	Withheld	Abstain	Non-vote*
Election of Directors:
Nominee:
Norman H. Brown, Jr.	22,869,817	57,102	*	*
George W. Carmany, III	22,870,172	56,747	*	*
William H. Webb	22,867,420	59,499	*	*

Ratification of Independent Auditors:	22,880,829	26,197	19,893	*

*	Not applicable.

ITEM 5. OTHER INFORMATION
Item 1.01. Entry into a Material Definitive Agreement.
On August 8, 2006, we entered into an amendment to the management services agreement with MIMUSA pursuant to which it amended the acquisition priority protocols as between us and other entities managed by MIMUSA or members of the Macquarie Group within the IB Funds (formerly Infrastructure and Specialized Funds) division of the Macquarie Group. The revised terms are as follows:
          U.S. Acquisition Priorities
We have first priority ahead of all current and future entities managed by MIMUSA or by members of the Macquarie Group within the IB Funds division in each of the following infrastructure acquisition opportunities that are within the United States:

Sector
Airport fixed base operations
District energy
Airport parking
Regulated Assets (including, but not limited to, electricity and gas transmission and distribution and water services)
User pays assets, contracted assets, and regulated assets

The above priority in user pays assets, contracted assets and regulated assets is subject to the following qualifications:

Roads:	We have second priority after Macquarie Infrastructure Group, any successor thereto or spin-off managed entity thereof or any one managed entity, or a MIG Transferee, to which Macquarie Infrastructure Group has transferred a substantial interest in its U.S. Assets; provided that, in the case of such MIG Transferee, both Macquarie Infrastructure Group and such entity are co-investing in the proposed investment.

Airport ownership:	We have second priority after Macquarie Airports (consisting of Macquarie Airports Group (MAG) and Macquarie Airports (MAp)), any successor thereto or spin-off managed entity thereof or any one managed entity, or a MAp Transferee, to which Macquarie Airports has transferred a substantial interest in its U.S. Assets; provided that, in the case of such MApTransferee, both Macquarie Airports and such entity are co-investing in the proposed investment.

Communications:	We have second priority after Macquarie Communications Infrastructure Group, any successor thereto or spin-off managed entity thereof or any one managed entity, or a MCG Transferee, to which Macquarie Communications Infrastructure Group has transferred a substantial interest in its U.S. Assets; provided that, in the case of such MCG Transferee, both Macquarie Communications Infrastructure Group and such entity are co-investing in the proposed investment.

Regulated Assets (including, but not limited to, electricity and gas transmission and distribution and water services):	We have second priority after Macquarie Essential Assets Partnership (MEAP) until such time as MEAP has invested a further CAD 45 million in the United States. Thereafter, we will have first priority.
In addition, on August 8, 2006, we entered into a commitment letter with Capmark Finance, Inc. as described in Note 17, Subsequent Events, of the Notes to the Consolidated Condensed Financial Statements in Part I, Item 1.

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

Name: Peter Stokes
Title: Chief Executive Officer and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Side Letter, dated March 7, 2006, amending the Purchase Agreement dated August 2, 2005, as amended, among k1 Ventures Limited, K-1 HGC Investment, LLC and Macquarie Gas Holdings LLC (incorporated by reference to Exhibit 2.1 of the Registrants’ Current Report on Form 8-K, filed with the SEC on June 12, 2006 (the “June Current Report”))

10.1	Amended and Restated Loan Agreement, dated as of June 28, 2006, among North America Capital Holding Company, as Borrower, the Lenders defined therein and Mizuho Corporate Bank, Ltd. (incorporated by reference to Exhibit 10.1 of the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006 (the “10-Q”))

10.2	Amended and Restated Loan Agreement dated as of June 7, 2006, among HGC Holdings LLC, Macquarie Gas Holdings LLC, the Lenders named herein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.1 of the June Current Report)

10.3	Amended and Restated Loan Agreement, dated as of June 7, 2006, among The Gas Company LLC, Macquarie Gas Holdings LLC, the Lenders defined therein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.2 of the June Current Report)

10.4	Petroleum Feedstock Agreement, dated as of October 31, 1997, by and between BHP Petroleum Americas Refining Inc. and Citizens Utilities Company (incorporated by reference to Exhibit 10.4 to the 10-Q)

10.5	Twenty-Third Amendment to the District Cooling System Use Agreement dated as of November 1, 2005 by and between the City of Chicago and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.5 to the 10-Q)

10.6	Amendment No. 1 to the Management Services Agreement dated as of August 8, 2006, among Macquarie Infrastructure Management (USA) Inc., Macquarie Infrastructure Company LLC and certain of its subsidiaries named therein (incorporated by reference to Exhibit 10.6 to the 10-Q)

10.7	Commitment letter with Capmark Finance, Inc. relating to the refinancing of debt of the airport parking business (incorporated by reference to Exhibit 10.7 to the 10-Q)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer and Interim Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer and Interim Chief Financial Officer

99.1	Earnings release related to the quarter ended June 30, 2006 (incorporated by reference to Exhibit 99.1 to the 10-Q)