Form 10-Q
period 2006-09-30
Macquarie Infrastructure CO Trust; Macquarie Infrastructure CO LLC
filed 2006-11-09
CIK 1289788, 1289790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-32385

Macquarie Infrastructure Company Trust
(Exact name of registrant as specified in its charter)

Delaware	20-6196808
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Commission file number: 001-32384

Macquarie Infrastructure Company LLC
(Exact name of registrant as specified in its charter)

Delaware	43-2052503
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

125 West 55th Street, 22nd Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

There were 37,562,165 shares of trust stock without par value outstanding at November 8, 2006.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED CONDENSED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)
	($ in thousands, except
	share amounts)

ASSETS
Cash and cash equivalents	$37,964	$115,163
Restricted cash	727	1,332
Accounts receivable, less allowance for doubtful accounts of $1,403 and $839, respectively	57,612	21,150
Dividends receivable	7,000	2,365
Other receivables	4,448	—
Inventories	11,840	1,981
Prepaid expenses	6,968	4,701
Deferred income taxes	2,396	2,101
Income tax receivable	2,696	3,489
Other	10,990	4,394

Total current assets	142,641	156,676
Property, equipment, land and leasehold improvements, net	518,293	335,119
Restricted cash	24,567	19,437
Equipment lease receivables	41,894	43,546
Investments in unconsolidated businesses	323,206	69,358
Investment, cost	38,433	35,295
Securities, available for sale	—	68,882
Related party subordinated loan	20,741	19,866
Goodwill	503,447	281,776
Intangible assets, net	556,976	299,487
Deposits and deferred costs on acquisitions	90	14,746
Deferred financing costs, net of accumulated amortization	22,983	12,830
Fair value of derivative instruments	3,762	4,660
Other	4,783	1,620

Total assets	$2,201,816	$1,363,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to manager	$3,691	$2,637
Accounts payable	26,903	11,535
Accrued expenses	17,517	13,994
Current portion of notes payable and capital leases	5,026	2,647
Current portion of long-term debt	146	146
Other	8,961	3,639

Total current liabilities	62,244	34,598
Capital leases and notes payable, net of current portion	3,674	2,864
Long-term debt, net of current portion	1,339,127	610,848
Related party long-term debt	20,689	18,247
Deferred income taxes	195,989	113,794
Fair value of derivative instruments	80	—
Other	22,245	6,342

Total liabilities	1,644,048	786,693

Minority interests	8,664	8,940

Stockholders’ equity:
Trust stock, no par value; 500,000,000 authorized; 27,212,165 shares issued and outstanding at September 30, 2006 and 27,050,745 shares issued and outstanding at December 31, 2005	546,262	583,023
Accumulated other comprehensive loss	(1,746)	(12,966)
Accumulated earnings (deficit)	4,588	(2,392)

Total stockholders’ equity	549,104	567,665

Total liabilities and stockholders’ equity	$2,201,816	$1,363,298

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
For the Quarters and Nine Months Ended September 30, 2006 and 2005

	Quarter Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
	(Unaudited)
	($ in thousands, except share and per share data)

Revenues
Revenue from product sales	$105,557	$36,201	$204,691	$100,592
Service revenue	56,430	42,414	147,060	113,604
Financing and equipment lease income	1,273	1,320	3,856	3,993

Total revenue	163,260	79,935	355,607	218,189

Costs and expenses
Cost of product sales	73,326	21,568	135,370	58,371
Cost of services	26,541	22,824	70,205	59,390
Selling, general and administrative	35,107	21,451	82,806	59,737
Fees to manager	3,955	2,609	14,151	6,761
Depreciation	4,138	1,506	7,969	4,253
Amortization of intangibles	6,385	3,498	13,411	9,818

Total operating expenses	149,452	73,456	323,912	198,330

Operating income	13,808	6,479	31,695	19,859
Other income (expense)
Dividend income	3,393	116	8,395	6,300
Interest income	849	893	3,731	3,223
Interest expense	(25,801)	(8,064)	(57,068)	(23,333)
Equity in earnings and amortization charges of investees	1,734	1,954	7,302	2,468
Unrealized gain (loss) on derivative instruments	(17,066)	1,274	3,096	3,312
Gain on sale of marketable securities	7,005	—	7,005	—
Other income (expense), net	(348)	124	(421)	(530)

Net income (loss) before income taxes and minority interests	(16,426)	2,776	3,735	11,299
Income tax (benefit) expense	(6,270)	220	(3,259)	799

Net income (loss) before minority interests	(10,156)	2,556	6,994	10,500
Minority interests	(138)	(19)	14	338

Net income (loss)	$(10,018)	$2,575	$6,980	$10,162

Basic income (loss) per share:	$(0.37)	$0.10	$0.26	$0.38

Weighted average number of shares of trust stock outstanding: basic	27,212,165	27,050,745	27,108,962	26,875,416
Diluted income (loss) per share:	$(0.37)	$0.09	$0.26	$0.38

Weighted average number of shares of trust stock outstanding: diluted	27,212,165	27,108,789	27,125,358	26,902,843
Cash dividends declared per share	$0.55	$0.50	$1.575	$1.0877

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30,
	2006	2005
		(Restated)
	(Unaudited)
	($ in thousands)

Operating activities
Net income	$6,980	$10,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	14,851	10,123
Amortization of intangible assets	13,411	9,818
Loss on disposal of equipment	146	16
Equity in earnings and amortization charges of investee	4,424	2,970
Gain on sale of marketable securities	(7,005)	—
Amortization of finance charges	3,849	851
Noncash derivative gain	(3,096)	(3,312)
Noncash interest expense	4,438	10
Accretion of asset retirement obligation	167	168
Deferred rent	1,811	1,742
Deferred revenue	130	93
Deferred taxes	(5,091)	—
Minority interests	14	338
Noncash compensation	708	266
Post retirement obligations	260	(70)
Accrued interest expense on subordinated debt — related party	797	757
Changes in operating assets and liabilities:
Restricted cash	4,705	—
Accounts receivable	(5,824)	(6,713)
Equipment lease receivable, net	1,422	1,256
Dividend receivable	2,365	—
Inventories	1,348	(302)
Prepaid expenses and other current assets	(1,983)	530
Accounts payable and accrued expenses	(9,758)	3,486
Income taxes payable	1,083	—
Due to manager	5,188	2,426
Other	1,986	2,078

Net cash provided by operating activities	37,326	36,693
Investing activities
Acquisition of businesses and investments, net of cash acquired	(849,090)	(109,675)
Additional costs of acquisitions	(126)	(71)
Goodwill adjustment	—	694
Deposits and deferred costs on future acquisitions	(90)	(15,429)
Proceeds from sale of marketable securities	76,996	—
Purchases of property and equipment	(11,427)	(7,502)
Proceeds received on subordinated loan	850	914

Net cash used in investing activities	(782,887)	(131,069)

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS — (Continued)

	Nine Months Ended September 30,
	2006	2005
		(Restated)
	(Unaudited)
	($ in thousands)

Financing activities
Proceeds from long-term debt	535,000	32,000
Proceeds from line-credit facility	455,766	700
Contributions received from minority shareholders	—	1,553
Distributions paid to shareholders	(41,345)	(29,423)
Debt financing costs	(14,014)	(1,674)
Distributions paid to minority shareholders	(291)	(1,289)
Payment of long-term debt and line of credit facilities	(260,742)	(81)
Offering costs	—	(1,934)
Restricted cash	(5,130)	(551)
Payment of notes and capital lease obligations	(1,438)	(1,105)

Net cash provided (used in) by financing activities	667,806	(1,804)
Effect of exchange rate changes on cash	556	(373)

Net change in cash and cash equivalents	(77,199)	(96,553)
Cash and cash equivalents, beginning of period	115,163	140,050

Cash and cash equivalents, end of period	$37,964	$43,497

Supplemental disclosures of cash flow information:
Noncash investing and financing activity:
Accrued purchases of property and equipment	$224	$—

Accrued deposits and deferred costs on acquisitions and equity offerings	$368	$—

Acquisition of property through capital leases	$2,180	$1,699

Issuance of trust stock to manager for payment of March 2006 and December 2004 performance fees, respectively	$4,134	$12,088

Issuance of trust stock to independent directors	$450	$191

Income taxes paid	$1,075	$2,060

Interest paid	$46,987	$21,757

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company owns airport services, airport parking, district energy and gas utility businesses and an interest in a bulk liquid storage terminal business, through the Company’s wholly-owned subsidiary, MIC Inc. As of September 30, 2006, the Company owned 17.5% of South East Water, a water utility company, and continues to own 50% of a business that operates a toll road through separate Delaware limited liability companies.

During the nine months ended September 30, 2006, the Company’s major acquisitions were as follows:

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

(iii) On July 11, 2006, MIC Inc., through its wholly-owned subsidiary, Atlantic Aviation FBO, Inc. (formerly North America Capital Holding Company), or Atlantic, completed the acquisition of 100% of the shares of Trajen Holdings, Inc., or Trajen. Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 23 fixed based operations or FBOs at airports in 11 states.

On August 17, 2006, the Company completed the sale of all of its 16.5 million stapled securities of the Macquarie Communications Infrastructure Group (ASX:MCG).

See Note 6, Dispositions and Note 19, Subsequent Events for our sale of South East Water or SEW on October 2, 2006 and our pending sale of Macquarie Yorkshire Limited.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The consolidated balance sheet at December 31, 2005 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2006.

3.	Significant Accounting Policies

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material but are material under the guidance in SAB 108. The Company believes the impact of this adoption will not be material to the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS 157 are effective as of the beginning of the Company’s 2008 fiscal year. The company is currently evaluating the impact this adoption will have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“FAS 158”). FAS 158 requires the Company to recognize the underfunded status of its pension and retiree medical plans as a liability in its 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur, FAS 158 also requires the Company to measure the funded status of its pension and retiree medical plans as of the Company’s year-end balance sheet date no later than December 31, 2008. The Company is currently evaluating the impact this adoption will have on the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Earnings (Loss) Per Share

The following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Quarter Ended
	September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Weighted average number of shares of trust stock outstanding: basic	27,212,165	27,050,745	27,108,962	26,875,416
Dilutive effect of restricted stock unit grants	—	58,044	16,396	27,427

Weighted average number of shares of trust stock outstanding: diluted	27,212,165	27,108,789	27,125,358	26,902,843

The effect of potentially dilutive shares is calculated by assuming that the restricted stock unit grants issued to the independent directors had been fully converted to shares on the date of vesting. These grants were anti-dilutive for the quarter ended September 30, 2006 due to the net loss for that quarter.

5.	Acquisitions

For a discussion of acquisitions completed prior to the third quarter, refer to Note 5, Acquisitions in our condensed consolidated financial statements for the quarter ended June 30, 2006

Trajen

On July 11, 2006, MIC Inc., through its wholly-owned subsidiary, Atlantic, completed the acquisition of 100% of the shares of Trajen Holdings, Inc. (“Trajen”). Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 23 FBOs at airports in 11 states.

The cost of the acquisition, including working capital and transaction costs, was $347.3 million. In addition, the Company incurred debt financing costs of $3.3 million, prefunding of capital expenditures and integration costs of $5.9 million and provided for a debt service reserve of $6.6 million. The Company financed the acquisition primarily with $180.0 million of borrowings under an expansion of the credit facility at Atlantic, and $180.0 million of additional borrowings under the acquisition credit facility of MIC Inc. Refer to Note 9, Long-Term Debt, for further details of the additional term loan facility and amendment to the revolving acquisition facility.

Macquarie Bank Limited underwrote $40.0 million and ultimately provided $15.0 million of the $180.0 million expansion of the credit facility at Atlantic.

Macquarie Securities (USA) Inc., or MSUSA, a subsidiary of Macquarie Bank Limited, acted as financial advisor to the Company on the transaction, as well as on the financing of the transaction. Total fees of approximately $6.2 million, were paid for these services and are included within transaction costs disclosed above.

The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Trajen are included in the accompanying condensed consolidated income statement and a component of the Company’s airport services business segment since July 11, 2006.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$19,116
Property, equipment and leasehold improvements	57,520
Intangible assets:
Customer relationships	32,800
Contract rights	221,800
Non-compete agreements	200
Trade name	100
Goodwill	100,517

Total assets acquired	432,053
Current liabilities	12,660
Deferred income taxes	71,800
Other liabilities	319

Net assets acquired	$347,274

The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately. The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analysis of expected future cash flows to be generated by the business.

The Company allocated $32.8 million of the purchase price to customer relationships in accordance with EITF 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination.” The Company will amortize the amount allocated to customer relationships over a ten-year period.

During the nine months ended September 30, 2006, the Company also acquired TGC on June 7, 2006 and its 50% interest in IMTT on May 1, 2006. The disclosures of these acquisitions are included in our 10-Q/A, as filed with the SEC on October 16, 2006, for the six months ended June 30, 2006. In connection with these acquisitions, the Company paid to MSUSA $5.0 million and $4.2 million for advisory fees and out-of-pocket expenses relating to TGC and IMTT, respectively.

Pro Forma Information

The following unaudited pro forma information summarizes the results of operations for the nine months ended September 30, 2006 as if the acquisitions of Trajen, TGC and IMTT had been completed as of January 1, 2006. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to interest expense, amortization, depreciation and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future.

Pro forma consolidated revenues and net income for the nine months ended September 30, 2006, if the acquisitions of Trajen,TGC and IMTT had occurred on January 1, 2006, would have been $497.8 million and a loss of $3.2 million, respectively. Basic and diluted loss per share would have been $(0.12) if such acquisitions had occurred on January 1, 2006. The pro forma results include nonrecurring payroll and benefit costs and seller transaction costs of approximately $11.3 million and $2.3 million, respectively.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Dispositions

The dispositions of our interests in non U.S. businesses discussed is consistent with our strategy to focus on the ownership and operation of infrastructure businesses, primarily in the U.S.

Macquarie Communications Infrastructure Group

On August 17, 2006, the Company, through its wholly owned subsidiary Communications Infrastructure LLC, completed the sale of 16,517,413 stapled securities of Macquarie Communications Infrastructure Group (ASX: MCG). The stapled securities were sold into the public market at a price of AUD 6.10 per share generating gross proceeds of AUD 100.8 million. Following settlement of the trade on August 23, 2006, the Company converted the AUD proceeds into USD 76.45 million. Proceeds of the sale were used to reduce the Company’s acquisition-related debt at its MIC Inc. subsidiary. In connection with the sale, the Company paid a broker fee of $231,000 to a member of the Macquarie Group.

South East Water

On October 2, 2006 the Company, through its wholly-owned subsidiary South East Water LLC, sold its 17.5% minority interest in the holding company for South East Water (“SEW”), a regulated clean water utility located in the southeastern portion of the U.K. to HDF (UK) Holdings Limited.

The disposal was made pursuant to the exercise by MEIF Luxembourg Holdings SA (the “MEIF Shareholder”), an affiliate of the Company’s Manager, of its drag along rights under the SEW shareholders’ agreement and as a part of a sale by the MEIF Shareholder and the other shareholders of all of their respective interests in SEW.

The Company received net proceeds on the sale of approximately $89.6 million representing its pro rata share of the total consideration less its pro rata share of expenses. The Company expects to record a gain on the SEW sale of approximately $49.0 million, pending final determination of its pro rata share of expenses. The Company used the net proceeds to reduce acquisition related indebtedness at its MIC Inc. subsidiary. In connection with the sale, the Company paid an advisory fee of $933,000 to a member of the Macquarie Group.

Macquarie Yorkshire Limited

On August 23, 2006, the Company and its wholly-owned subsidiaries, Macquarie Yorkshire LLC and MIC European Financing SarL, entered into a sale and purchase agreement (“SPA”) to sell Macquarie Yorkshire Limited “MYL”, the holding company for its 50% interest in Connect M1-A1 Holdings Limited (“CHL”) for GBP 43.6 million, increasing by GBP 7,000 per day from September 30, 2006 until the closing. The Company will sell its 50% interest to Balfour Beatty, the other 50% owner of this business, on the terms set forth in the SPA as a result of Balfour’s exercise of its pre-emptive right under the CHL shareholders’ agreement. CHL is the indirect holder of the Yorkshire Link toll road concession in the U.K., a 19-mile shadow toll road south of Leeds in England. The transaction is expected to close prior to the end of February, 2007.

The SPA includes customary warranties and indemnities and is subject to customary closing conditions, including third party and government consents. The indemnity obligations are capped at 100% of the sale proceeds for breach of warranties relating to ownership and authority and for tax matters and at 50% of the sale proceeds for breach of all other warranties.

The Company has entered into foreign exchange forward transactions to lock in the rate at which substantially all of the proceeds of sale will be converted from pounds sterling to US dollars.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(Unaudited)

Land	$63,358	$62,520
Easements	9,861	5,624
Buildings	35,672	32,866
Leasehold and land improvements	165,858	108,726
Machinery and equipment	252,683	132,196
Furniture and fixtures	5,291	1,920
Construction in progress	18,640	3,486
Property held for future use	1,316	1,196
Other	2,296	764

	554,975	349,298
Less: Accumulated depreciation	(36,682)	(14,179)

Property, equipment, land and leasehold improvements, net	$518,293	$335,119

8.	Intangible Assets

Intangible assets consist of the following (in thousands):

	Weighted
	Average Life		September 30,	December 31,
	(Years)		2006	2005
	(Unaudited)

Contractual arrangements	30.7		$459,372	$237,572
Non-compete agreements	2.8		5,035	4,835
Customer relationships	10.1		66,840	26,640
Leasehold rights	13.5		8,359	8,259
Trade names	Indefinite	(1)	34,775	26,175
Domain names	Indefinite	(1)	8,307	8,307
Technology	5		460	460

			583,148	312,248
Less: Accumulated amortization			(26,172)	(12,761)

Intangible assets, net			$556,976	$299,487

(1)	Trade names of $500,000 and domain names of $320,000 are being amortized over a period of 1.5 years and 4 years, respectively.

9.	Long-Term Debt

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it has a credit facility at its subsidiary, MIC Inc., primarily to finance acquisitions and capital expenditures. At September 30, 2006, the Company had no indebtedness outstanding at the MIC LLC or Trust level. Indebtedness at the MIC Inc. level is discussed below.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(Unaudited)

MIC Inc. acquisition facility(1)	$377,576	$—
Airport services debt(2)	480,000	300,000
MDE senior notes(3)	120,000	120,000
PCAA (New Facility)(4)(5)	195,000	—
PCAA (various) loan payable(4)	—	125,448
PCAA Chicago loan payable(4)	4,499	4,574
PCAA SP loan payable(4)	—	58,740
RCL Properties loan payable(4)	2,198	2,232
TGC loans payable (Gas Company)(6)	160,000	—

	1,339,273	610,994
Less: current portion	(146)	(146)

Long-term portion	$1,339,127	$610,848

(1)	Macquarie Bank Limited has provided $100.0 million of the MIC Inc. acquisition facility. Interest expense on Macquarie Bank Limited’s portion of the acquisition facility for the quarter and nine months ended September 30, 2006 was $1.9 million and $2.9 million, respectively.

(2)	As of September 30, 2006, Macquarie Bank Limited has provided $50.0 million of the airport services debt. Interest expense on Macquarie Bank Limited’s portion of the long-term debt for the quarter and nine months ended September 30, 2006 was $882,000 and $2.4 million, respectively. Macquarie Bank Limited is also providing interest rate swaps with a notional amount of $280.7 million at September 30, 2006 related to this debt and made payments to the airport services business of $311,000 and $534,000, respectively, for the quarter and nine months ended September 30, 2006, which are included as a reduction to interest expense.

(3)	MDE is an entity within the district energy business.

(4)	PCAA (various), PCAA Chicago, PCAA SP and RCL Properties are references to entities within the airport parking business. In September 2006, two PCAA loans were refinanced with the New Facility, described below.

(5)	The Macquarie Group, through its wholly-owned group company, MSUSA, provided advisory services to PCAA for its refinancing. Fees paid to MSUSA for these services for both the quarter and nine months ended September 30, 2006 totaled $1.5 million.

(6)	Macquarie Bank Limited is providing interest rate swaps with a notional amount of $48 million related to this debt and made payments to the gas utility business of $10,000 for the quarter and nine months ended September 30, 2006.

For a further description of debt facilities created or amended prior to the third quarter of 2006, refer to Note 9, Long-Term Debt in our consolidated financial statements for the quarter ended June 30, 2006.

MIC Inc.

On May 9, 2006, MIC Inc. amended its revolving credit facility to increase the revolving portion of the facility by $50.0 million for a total of $300.0 million and to provide for a term loan of $180.0 million to finance the Trajen acquisition, increasing the total amount of borrowings available under this facility to $480.0 million.

On April 28, 2006, MIC Inc. borrowed $175.0 million under its acquisition facility to finance the acquisition of a 50% interest in IMTT Holdings, Inc. On June 7, 2006, MIC Inc. borrowed $99.0 million under the facility to

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partially finance the acquisition of The Gas Company. On July 11, 2006, MIC Inc. borrowed $180.0 million under the facility to partially finance the acquisition of Trajen. On August 17, 2006 the Company repaid $76.4 million of the credit facility from the proceeds from the sale of MCG.

As discussed further in Note 19, subsequent to September 30, 2006, the Company repaid all $180.0 million of the term loan and the remaining balance on the revolving facility with the net proceeds of its equity offering and its sale of its interest in SEW.

The Gas Company

The acquisition of TGC was partially financed with $160.0 million of term loans borrowed under two amended and restated loan agreements dated as of June 7, 2006. One of these loan agreements provides for an $80.0 million term loan borrowed by HGC, the parent company of TGC. The other loan agreement provides for an $80.0 million term loan borrowed by TGC and a $20 million revolving credit facility, including a $5 million letter of credit facility. The counterparties to each agreement are Dresdner Bank AG, London Branch, as administrative agent, Dresdner Kleinwort Wasserstein Limited, as lead arranger, and the other lenders party thereto. TGC generally intends to utilize the $20.0 million revolving credit facility to finance its working capital and to finance or refinance its capital expenditures for regulated assets. As of September 30, 2006, TGC had $350,000 letters of credit issued under this facility.

Airport Services Business

Mizuho Corporate Bank, Ltd., The Governor and Company of Bank of Ireland, Bayerische Landesbank, New York Branch and Macquarie Bank Limited provided for a $180.0 million expansion of the Airport Services Business debt facility to finance the acquisition of Trajen.

Airport Parking Business

On September 1, 2006, the airport parking business, through a number of its majority-owned airport parking subsidiaries, entered into a loan agreement providing for $195.0 million of term loan borrowings. On September 1, 2006, the airport parking business drew down $195.0 million and repaid two of its existing term loans totaling $184.0 million, paid interest expense of $1.9 million, and paid fees and expenses of $4.9 million. The airport parking business also released approximately $400,000 from reserves in excess of minimum liquidity and reserve requirements. The remaining amount of the drawdown, approximately $4.6 million, will be used to fund maintenance and specific capital expenditures of the airport parking business.

The counterparty to the agreement is Capmark Finance Inc. The obligations under the credit agreement are secured by the assets of borrowing entities. The terms and conditions for the facility include events of default and representations and warranties that are customary for facilities of this type.

Selected details of the credit facility are presented below:

Borrower:	Parking Company of America Airports, LLC

Parking Company of America Airports Phoenix, LLC

PCAA SP, LLC

PCA Airports, LTD

Borrowings:	$195 million term loan

Security:	Borrower assets

Term:	3 years (September 2009) plus 2 one-year optional extensions subject to meeting certain covenants

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization:	Payable at maturity

Interest rate:	1 month LIBOR plus

Years 1-3:	1.90%

Year 4:	2.10%

Year 5:	2.30%

Debt reserves:	Various reserves totaling $1.4 million, together with minimum liquidity requirement, represents a decrease of $400,000 over the total reserves associated with the prior loans.

Minimum Liquidity:	$3 million of PCAA Parent, LLC

Minimum Net Worth:	$40,000,000 of PCAA Parent, LLC

Lock Up Tests:	At three month intervals, the Borrower is required to achieve a Debt Service Coverage Constant Ratio of 1.00 to 1.00 with respect to the immediately preceding 12 month period.

The Debt Service Coverage Constant Ratio is a ratio obtained by dividing the Cash Flow Available for Debt Service by a debt service payment obtained using the Loan Constant of 10.09%.

If the Debt Service Coverage Constant Ratio test is not met, PCAA is required to remit Excess Cash to an Excess Cash Flow Reserve Account until the Debt Service Coverage Constant Ratio test is met at a test interval.

The Excess Cash may be held, as determined by the Lender, as collateral for the Loan or applied against the principal amount until such time as Borrower satisfies the test.

An event of default is triggered if the Borrower fails to make a payment of Excess Cash or fails to provide the Excess Cash calculation after receipt of notice that PCAA failed to satisfy the above test.

An existing rate cap at LIBOR equal to 4.48% will remain in effect through October 15, 2008 with respect to a notional amount of the loan of $58.7 million. We have entered into an interest rate swap agreement for the $136.3 million balance at 5.17% through October 16, 2008 and for the full $195.0 million through the maturity of the loan on September 1, 2009. PCAA’s obligations under the interest rate swap have been guaranteed by MIC Inc.

10.	Derivative Instruments and Hedging Activities

The Company has interest-rate related and foreign-exchange related derivative instruments to manage its interest rate exposure on its debt instruments, and to manage its exchange rate exposure on its future cash flows from its non-US. investments. In addition, the Company used foreign exchange option contracts to acquire its stake in MYL and its investment in SEW. The Company does not enter into derivative instruments for any purpose other than economic interest rate hedging or economic cash-flow hedging purposes. That is, the Company does not speculate using derivative instruments.

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

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Anticipated Future Cash Flows

The Company entered into foreign exchange forward contracts for its anticipated cash flows in order to economically hedge the market risk associated with fluctuations in foreign exchange rates. The forward contracts limit the unfavorable effect that foreign exchange rate changes will have on cash flows. The maximum term over which the Company is currently economically hedging exposures to the variability of foreign exchange rates is 24 months.

Changes in the fair value of forward contracts designated as cash flow hedges that effectively offset the variability of cash flows associated with anticipated distributions are reported in other comprehensive income. These amounts subsequently are reclassified into other income or expense when the contract is expired or executed. Changes in the fair value of forward contracts not eligible for hedge accounting are reported in other income (loss) on the consolidated statement of income. In accordance with SFAS 133, the Company concluded that all of its forward exchange contracts do not qualify as cash flow hedges, as further discussed in Note 18.

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

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations are reported in other comprehensive income. These amounts subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. Changes in the fair value of interest rate swaps not eligible for hedge accounting are reported in other income (loss) on the consolidated statement of income. In accordance with SFAS 133, the Company concluded that all of its interest rate swaps do not qualify as cash flow hedges, as further discussed in Note 18. The Company anticipates the interest rate swaps qualifying as hedges to be effective during the first quarter of 2007. The term over which the Company is currently economically hedging exposures relating to debt is through August 2013.

11.	Comprehensive Income (Loss)

Total comprehensive loss for the quarter ended September 30, 2006 was $10.7 million, and total comprehensive income for the nine months ended September 30, 2006 was $18.2 million. These amounts are included in the accumulated other comprehensive income (loss) on the Company’s consolidated condensed balance sheet as of September 30, 2006. The difference between net loss of $10.0 million for the quarter ended September 30, 2006 and comprehensive loss is primarily attributable to an unrealized loss on marketable securities of $4.6 million, offset in part by a gain on foreign currency translation adjustments of $3.7 million and an adjustment of $227,000 relating to our equity investment. The difference between net income of $7.0 million for the

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nine months ended September 30, 2006 and comprehensive income is primarily attributable to a gain on foreign currency translation adjustments of $13.3 million, offset in part by an unrealized loss on marketable securities of $1.9 million and an adjustment of $242,000 to our equity investment and other.

12.	Stockholders’ Equity

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

13.	Reportable Segments

The Company’s operations are classified into four reportable business segments: airport services business, airport parking business, district energy and the gas utility business. The gas utility business is a new segment starting in the prior quarter, and the results included below are from the date of acquisition on June 7, 2006. All of the business segments are managed separately. During the prior year, the airport services business consisted of two reportable segments. These businesses are currently managed together. Therefore, they are now combined into a single reportable segment. Results for prior periods have been aggregated to reflect the new combined segment.

The Company acquired a 50% interest in IMTT on May 1, 2006. For the quarter ended September 30, 2006, IMTT’s revenue, gross profit, depreciation and amortization, and capital expenditures were $57.8 million, $25.0 million, $7.6 million and $23.4 million, respectively. At September 30, 2006, IMTT’s total property, plant and equipment and total assets were $494.2 million and $624.9 million, respectively. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, IMTT does not meet the definition of a reportable segment because it is an equity-method investee of the Company.

The airport services business reportable segment principally derives income from fuel sales and from airport services. Airport services revenue includes fuel related services, de-icing, aircraft parking, airport management and other aviation services. All of the revenue of the airport services business is derived in the United States. The airport services business operated 41 FBOs and one heliport and managed six airports under management contracts as of September 30, 2006.

The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of fees from off-airport parking and ground transportation to and from the parking facilities and the airport terminals. At September 30, 2006, the airport parking business operated 29 off-airport parking facilities located in California, Arizona, Colorado, Texas, Georgia, Tennessee, Missouri, Pennsylvania, Connecticut, New York, New Jersey, Ohio, Oklahoma and Illinois.

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

The revenue from the gas utility business reportable segment is included in revenue from product sales and includes distribution and sales of SNG and LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are derived from petroleum, revenue levels, without organic operating growth, will generally track global oil prices. TGC’s utility revenue includes fuel adjustment charges, or FACs, through which changes in fuel costs are passed through to customers.

Selected information by reportable segment is presented in the following tables (in thousands). The tables do not include financial data for our equity and cost investments.

Revenue from external customers for the Company’s segments for the quarter ended September 30, 2006 are as follows:

	Airport	Airport	District
	Services	Parking	Energy	Gas Utility	Total

Revenue from Product Sales
Product sales	$69,354	$—	$—	$36,203	$105,557

	69,354	—	—	36,203	105,557
Service Revenue
Other services	23,239	—	735	—	23,974
Cooling capacity revenue	—	—	4,422	—	4,422
Cooling consumption revenue	—	—	9,113	—	9,113
Parking services	—	18,921	—	—	18,921

	23,239	18,921	14,270	—	56,430
Financing and Lease Income
Financing and equipment lease	—	—	1,273	—	1,273

	—	—	1,273	—	1,273
Total Revenue	$92,593	$18,921	$15,543	$36,203	$163,260

Financial data by reportable business segments are as follows (in thousands):

					At September 30, 2006
					Property,
					Equipment,
	Quarter Ended September 30, 2006				Land and
	Segment	Interest	Depreciation/	Capital	Leasehold	Total
	Profit(1)	Expense	Amortization(2)	Expenditures	Improvements	Assets
	(Unaudited)				(Unaudited)

Airport services	$47,282	$7,995	$8,047	$2,358	$148,095	$948,925
Airport parking	5,220	4,870	1,468	711	97,206	299,503
District energy	4,815	2,185	1,772	138	144,069	241,150
Gas utility	6,076	2,476	1,659	3,308	128,923	305,167

Total	$63,393	$17,526	$12,946	$6,515	$518,293	$1,794,745

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $996,000 and $1.4 million, respectively, are included in cost of sales for the quarter ended September 30, 2006.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of total reportable segment assets to total consolidated assets at September 30, 2006 (in thousands):

Total assets of reportable segments	$1,794,745
Equity and cost investments:
Investment in Yorkshire Link	77,966
Investment in SEW	38,433
Investment in IMTT	245,240
Corporate and other	315,942
Less: Consolidation entries	(270,510)

Total consolidated assets	$2,201,816

Reconciliation of total reportable segment profit to total consolidated income (loss) before income taxes and minority interests for the quarter and nine months ended September 30, 2006 (in thousands):

	Quarter Ended	Nine Months Ended
	September 30, 2006	September 30, 2006

Total reportable segment profit	$63,393	$150,032
Selling, general and administrative expenses	(35,107)	(82,806)
Fees to manager	(3,955)	(14,151)
Depreciation and amortization(1)	(10,523)	(21,380)

	13,808	31,695
Unrealized gain (losses) on derivative instruments	(17,066)	3,096
Other expense, net	(13,168)	(31,056)

Total consolidated income (loss) before income taxes and minority interests	$(16,426)	$3,735

(1)	Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The below tables do not include financial data for our equity and cost investments. Revenue from external customers for the Company’s segments for the quarter ended September 30, 2005 are as follows:

	Airport Services	Airport Parking	District Energy	Total

Revenue from Product Sales
Product sales	$36,201	$—	$—	$36,201

	36,201	—	—	36,201
Service Revenue
Other services	13,513	—	647	14,160
Cooling capacity revenue	—	—	4,179	4,179
Cooling consumption revenue	—	—	9,615	9,615
Parking services	—	14,460	—	14,460

	13,513	14,460	14,441	42,414
Financing and Lease Income
Financing and equipment lease	—	—	1,320	1,320

	—	—	1,320	1,320
Total Revenue	$49,714	$14,460	$15,761	$79,935

Financial data by reportable business segments are as follows (in thousands):

					At September 30, 2005
					Property,
					Equipment,
	Quarter Ended September 30, 2005				Land and
	Segment	Interest	Depreciation/	Capital	Leasehold
	Profit(1)	Expense	Amortization(2)	Expenditures	Improvements	Total Assets
	(Unaudited)				(Unaudited)

Airport services	$26,522	$3,357	$4,050	$1,214	$91,538	$522,581
Airport parking	3,666	2,303	1,164	3,115	71,605	230,550
District energy	5,355	2,127	1,775	127	148,153	251,625

Total	$35,543	$7,787	$6,989	$4,456	$311,296	$1,004,756

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $555,000 and $1.4 million, respectively, are included in cost of sales for the quarter ended September 30, 2005.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of total reportable segment assets to total consolidated assets at September 30, 2005 (in thousands):

Total assets of reportable segments	$1,004,756
Equity and cost investments:
Investment in Yorkshire Link	70,039
Investment in SEW	36,338
Investment in MCG	74,862
Corporate and other	277,194
Less: Consolidation entries	(234,972)

Total consolidated assets	$1,228,217

Reconciliation of total reportable segment profit to total consolidated loss before income taxes and minority interests for the periods ended September 30, 2005 (in thousands):

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Total reportable segment profit	$35,543	$100,428
Selling, general and administrative expenses	(21,451)	(59,737)
Fees to manager	(2,609)	(6,761)
Depreciation and amortization(1)	(5,004)	(14,071)

	6,479	19,859
Unrealized gains on derivative instruments	1,274	3,312
Other expense, net	(4,977)	(11,872)

Total consolidated income before income taxes and minority interests	$2,776	$11,299

(1)	Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables do not include financial data for our equity and cost investments. Revenue from external customers for the Company’s segments for the nine months ended September 30, 2006 are as follows:

	Airport	Airport	District	Gas
	Services	Parking	Energy	Utility(1)	Total

Revenue from Product Sales
Product sales	$157,644	$—	$—	$47,047	$204,691

	157,644	—	—	47,047	204,691
Service Revenue
Other services	59,072	—	2,371	—	61,443
Cooling capacity revenue	—	—	12,852	—	12,852
Cooling consumption revenue	—	—	15,846	—	15,846
Parking services	—	56,919	—	—	56,919

	59,072	56,919	31,069	—	147,060
Financing and Lease Income
Financing and equipment lease	—	—	3,856	—	3,856

	—	—	3,856	—	3,856
Total Revenue	$216,716	$56,919	$34,925	$47,047	$355,607

(1)	Represents revenue from the date of acquisition on June 7, 2006.

Financial data by reportable business segments are as follows (in thousands):

	Nine Months Ended September 30, 2006
	Segment	Interest	Depreciation/	Capital
	Profit(2)	Expense	Amortization(3)	Expenditures
	(Unaudited)

Airport services	$113,729	$21,995	$16,918	$3,870
Airport parking	16,259	13,171	3,955	2,874
District energy	11,383	6,501	5,300	1,247
Gas utility(1)	8,661	3,120	2,089	3,436

Total	$150,032	$44,787	$28,262	$11,427

(1)	Represents income statement and capital expenditures data from the date of acquisition on June 7, 2006.

(2)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $2.6 million and $4.3 million, respectively, are included in cost of sales for the nine months ended September 30, 2006.

(3)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The below tables do not include financial data for our equity and cost investments. Revenue from external customers for the Company’s segments for the nine months ended September 30, 2005 are as follows:

	Airport	Airport	District
	Services	Parking	Energy	Total

Revenue from Product Sales
Product sales	$100,592	$—	$—	$100,592

	100,592	—	—	100,592
Service Revenue
Other services	40,845	—	2,011	42,856
Cooling capacity revenue	—	—	12,365	12,365
Cooling consumption revenue	—	—	16,339	16,339
Parking services	—	42,044	—	42,044

	40,845	42,044	30,715	113,604
Financing and Lease Income
Financing and equipment lease	—	—	3,993	3,993

	—	—	3,993	3,993
Total Revenue	$141,437	$42,044	$34,708	$218,189

Financial data by reportable business segments are as follows (in thousands):

	Nine Months Ended September 30, 2005
	Segment	Interest	Depreciation/	Capital
	Profit(1)	Expense	Amortization(2)	Expenditures
	(Unaudited)

Airport services	$77,749	$10,183	$11,221	$2,567
Airport parking	10,956	6,722	3,431	4,153
District energy	11,723	6,399	5,289	782

Total	$100,428	$23,304	$19,941	$7,502

(1)	Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation expense of $1.6 million and $4.3 million, respectively, are included in cost of sales for the nine months ended September 30, 2005.

(2)	Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

14.	Related Party Transactions

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

The Company entered into a management services agreement, or Management Agreement, with MIMUSA pursuant to which MIMUSA manages the Company’s day-to-day operations and oversees the management teams of

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s operating businesses. In addition, MIMUSA has the right to assign, or second, to the Company, on a permanent and wholly-dedicated basis, employees to assume the role of Chief Executive Officer and Chief Financial Officer and make other personnel available as required.

In accordance with the Management Agreement, MIMUSA is entitled to a quarterly base management fee based primarily on the Trust’s market capitalization and a performance fee, as defined, based on the performance of the trust stock relative to a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to the Company’s equity investments. For the quarter ended September 30, 2006, base management fees of $4.0 million were payable to MIMUSA and are included as due to manager in the accompanying consolidated condensed balance sheet at September 30, 2006. For the nine months ended September 30, 2006, base management fees totaled $10.0 million and performance fees totaled $4.1 million. The performance fees were based on 20% of the out performance of the Company’s total return in the first quarter over a weighted average of two utilities benchmark indices. MIMUSA elected to reinvest these fees in 145,547 shares of trust stock, which were issued on June 27, 2006 at a volume weighted average price determined over a 15 trading day period in June 2006.

MIMUSA is not entitled to any other compensation and all costs incurred by MIMUSA, including compensation of seconded staff, are paid out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, and acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter ended September 30, 2006, MIMUSA received a tax receipt of $377,000 on the Company’s behalf and the Company incurred out-of-pocket expenses of $112,000. These amounts have been offset and the net balance is included as a reduction in due to manager in the accompanying condensed balance sheet at September 30, 2006. During the nine months ended September 30, 2006, the Company incurred out of pocket expenses of $292,000, payable to MIMUSA.

Advisory and Other Services from the Macquarie Group and Its Affiliates

During the nine months ended September 30, 2006, the Macquarie Group, through its wholly-owned group company, MSUSA, provided various advisory services and incurred expenses in connection with the acquisition and financing of The Gas Company, IMTT , Trajen, the PCAA refinancing and the sale and disposition of its foreign investments. Fees paid to MSUSA for these services and reimbursement of expenses have been disclosed in Note 5, Acquisitions, Note 6, Dispositions, and Note 9, Long-Term Debt. MSUSA has also been engaged by the Company and its subsidiaries in connection with various on going transactions for which no fees had been paid as of September 30, 2006.

The Company and its airport services and airport parking businesses paid fees in the first six months of 2006 for employee consulting services to the Detroit and Canada Tunnel Corporation, which is owned by an entity managed by the Macquarie Group, totaling $19,000, most of which were paid in the first quarter. There were no amounts paid for the quarter ended September 30, 2006.

During the nine months ended September 30, 2006, Macquarie Bank Limited charged the Company $53,000 for reimbursement of out-of-pocket expenses, in relation to work performed on various advisory roles for the Company.

Related Party Loans

Macquarie Bank Limited has extended loans to subsidiaries within the group. Details on these loans are disclosed in Note 9, Long-Term Debt. Details on loans from, and fees paid to, related parties subsequent to September 30, 2006 are disclosed in Note 19, Subsequent Events.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities

The Company, through its limited liability subsidiaries, has entered into foreign-exchange related derivative instruments with Macquarie Bank Limited to manage its exchange rate exposure on its future cash flows from its non-US investments.

During the nine months ended September 30, 2006, South East Water LLC paid £1.2 million to Macquarie Bank Limited and received $2.2 million, which closed out a foreign currency forward contract between the parties. This settlement occurred during the second quarter. As of September 30, 2006, South East Water LLC had one remaining foreign currency forward contract with Macquarie Bank Limited, which is due to be settled in the fourth quarter of 2006.

During the same period, Macquarie Yorkshire LLC paid £2.3 million to Macquarie Bank Limited and received $4.3 million, which closed out a foreign currency forward contract between the parties. This settlement occurred during the second quarter. As of September 30, 2006, Macquarie Yorkshire LLC had two remaining foreign currency forward contracts with Macquarie Bank Limited, which are due to be settled in the fourth quarter of 2006.

The Company has also entered into foreign-exchange related derivative instruments in connection with its disposals of interests in non-U.S. businesses, which are described in Note 6, Dispositions.

The airport services business and gas utility business have also entered into interest rate swaps with Macquarie Bank Limited to manage the interest rate exposure on its debt. Details on payments made under these swap arrangements are detailed in Note 9, Long-Term Debt.

15.	Income Taxes

Macquarie Infrastructure Company Trust is classified as a grantor trust for U.S. federal income tax purposes, and therefore is not subject to income taxes. The Company is treated as a partnership for U.S. federal income tax purposes and is also not subject to income taxes. MIC Inc. and its wholly-owned subsidiaries are subject to income taxes.

Consolidated pre-tax profit for the nine months ended September 30, 2006 was $3.7 million. Macquarie Infrastructure Company LLC accounted for $16.1 million of total pre-tax income. As a partnership for U.S. federal income tax purposes, this income is not subject to income taxes.

The remaining $12.4 million of pre-tax loss was generated by MIC Inc. and its subsidiaries and is subject to income taxes. The Company records its income taxes in accordance with SFAS 109, Accounting for Income Taxes.

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

16.	Legal Proceedings and Contingencies

There are no material legal proceedings other than as disclosed in Part I, Item 3 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, filed with the SEC on October 16, 2006, as supplemented by the information in Part II, Item I of each of our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 filed with the SEC on October 16, 2006.

17.	Distributions

On March 14, 2006, the board of directors declared a distribution of $0.50 per share for the quarter ended December 31, 2005, which was paid on April 10, 2006 to holders of record on April 5, 2006. On May 4, 2006, the board of directors declared a distribution of $0.50 per share for the quarter ended March 31, 2006 which was paid on

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 9, 2006 to holders of record on June 5, 2006. On August 7, 2006, the board of directors declared a distribution of $0.525 per share for the quarter ended June 30, 2006, payable on September 11, 2006 to holders of record on September 6, 2006. The distributions declared have been recorded as a reduction to trust stock in the stockholders’ equity section of the accompanying consolidated condensed balance sheet at September 30, 2006.

18.	Restatement Relating to Derivative Hedge Accounting

During the quarter ended September 30, 2006, we, in consultation with our external auditors, discovered that our application of, and documentation related to, the “short cut” and “critical terms match” methods under SFAS 133, for certain of our derivative instruments was incorrect.

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

As a result of that review, management determined that none of our interest rate and foreign exchange derivative instruments met the criteria required for use of either the “short-cut” or “critical terms match” methods of hedge accounting for all periods from April 13, 2004 (inception) to date. We are not permitted to retroactively apply an appropriate method of qualifying for hedge accounting treatment and, as a result, the non-cash changes in the fair value of these derivative instruments are required to be recorded as other income in the income statement rather than in accumulated other comprehensive income in the balance sheet.

On October 16, 2006, we filed amended quarterly reports on Form 10-Q/A to restate our financial statements and other financial information for the quarterly and period ended June 30, 2006 and June 30, 2005 and for the quarterly period ended March 31, 2006 and March 31, 2005. We also filed an amended annual report on Form 10-K/A, as filed with the SEC on October 16, 2006, for the full year 2005 in which we corrected certain quarterly and segment financial information for that year but did not change the audited annual financial results.

The change in the accounting treatment for these derivatives is reflected as a non-cash gain (loss) in other income under unrealized gain on derivative instruments. The effect of the restatement on our consolidated balance sheet at September 30, 2005 is immaterial and the restatement has no net effect on our operating income, cash from operations in our consolidated statement of cash flows for the quarter and nine months ended September 30, 2005.

The change to the quarter and nine months ended September 30, 2005 is as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	Reported	Restated	Reported	Restated
	($ in thousands, except per share amounts)

Operating income(1)	$6,451	$6,479	$19,831	$19,859
Other expense(1)(2)	$(5,145)	$(3,904)	$(12,972)	$(9,697)
Net income	$1,306	$2,575	$6,859	$10,162
Income per share: basic	$0.05	$0.10	$0.26	$0.38
Income per share: diluted	$0.05	$0.09	$0.25	$0.38

(1)	Certain reclassifications were made in the financial statements to conform to current year presentation.

(2)	Includes minority interests and income taxes.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The impact on the financial results of our business segments of reporting the change in the fair value of the swaps is as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2005		September 30, 2005
	Reported	Restated	Reported	Restated

Airport Services Business
Operating income(1)	$6,410	$6,439	$19,524	$19,582
Other expense(1)(2)	(4,561)	(2,272)	(14,575)	(11,575)
Net income	1,849	4,167	4,949	8,007
Airport Parking Business
Operating income	$1,874	$1,874	$5,711	$5,711
Other expense(3)	(2,158)	(2,127)	(6,450)	(6,392)
Net loss	(284)	(253)	(739)	(681)

(1)	Certain reclassifications were made in the financial statements to conform to current year presentation.

(2)	Includes income taxes.

(3)	Includes income taxes and minority interests.

We intend to apply an appropriate method of effectiveness testing for our interest rate derivative instruments during the first quarter of 2007 and expect that these instruments will qualify for hedge accounting from that time.

19.	Subsequent Events

Distributions

On November 8, 2006, the board of directors declared a distribution of $0.55 per share for the quarter ended September 30, 2006, payable on December 8, 2006 to holders of record on December 5, 2006.

Sale of SEW

See Note 6, Dispositions, for details of the Company’s disposition of its interest in SEW.

Equity Offering

On October 16, 2006, the Trust and the Company filed a shelf registration statement on Form S-3 (Registration Nos. 333-138010 and 333-138010-01) with the SEC covering the offering from time to time of shares of trust stock and a corresponding amount of limited liability company interests of the Company. On October 24, 2006, the Company entered into a Purchase Agreement, dated October 24, 2006 (the “Purchase Agreement”), among the Company, the Trust and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the underwriters named in the Purchase Agreement (the “Underwriters”), whereby the Company agreed to sell and the Underwriters agreed to purchase, subject to and upon terms and conditions set forth therein, 9,000,000 shares of trust stock, each share representing one beneficial interest in the Trust under the Company’s existing shelf registration described above. Additionally, the Purchase Agreement grants the Underwriters an option to purchase up to 1,350,000 additional shares of trust stock solely to cover overallotments. The Purchase Agreement contains customary representations, warranties and agreements of the Trust and the Company and customary conditions to closing, indemnification rights and obligations of the parties and termination provisions.

On October 30, 2006 and November 6, 2006, respectively, the Company completed the offering of the 9,000,000 and 1,350,000 shares of trust stock under their existing shelf registration statement described above, which generated approximately $290.9 million in net proceeds to the Company. The Company used the proceeds of the offering to repay in full borrowings under the acquisition credit facility of MIC Inc., incurred to finance certain acquisitions, and plans to use any remaining amounts for general corporate purposes.

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

We are dependent upon cash distributions from our businesses and investments to meet our corporate overhead and management fee expenses and to pay distributions. We receive distributions through our directly owned holding company Macquarie Infrastructure Company Inc., or MIC Inc., for all of our businesses based in the United States. We receive interest and principal on our subordinated loans to, and dividends from, our toll road business and have received dividends from our investments in Macquarie Communications Infrastructure Group, or MCG, and South East Water, or SEW, through directly owned holding companies that we have formed to hold our interest in each business and investment.

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

On May 4, 2006, the Company’s board of directors declared a distribution of $0.50 per share for the quarter ended March 31, 2006 which was paid on June 9, 2006 to holders of record on June 5, 2006. On August 7, 2006, the Company’s board of directors declared a distribution of $0.525 per share for the quarter ended June 30, 2006 which was paid on September 11, 2006 to holders of record on September 6, 2006. On November 8, 2006, the Company’s Board of Directors declared a distribution of $0.55 per share for the quarter ended September 30, 2006 payable on December 8, 2006 to holders of record on December 5, 2006.

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

Tax Treatment of Distributions

Each holder of the Trust’s stock will be required to include in US federal taxable income its allocable share of the Trust’s income, gain, loss deductions and other items. The amounts shareholders include in taxable income may not equal the cash distributions to shareholders.

Some of the distributions received by the Trust on its investment in Macquarie Infrastructure Company may be a return of capital for US federal income tax purposes. Therefore, the amount we distribute to our shareholders may exceed their allocable share of the items of income and expense. The extent to which the distributions from Macquarie Infrastructure Company will be characterized as dividend income cannot be estimated at this time. In some cases, distributions to holders of the Trust’s stock may be less than the items of income.

If cash distributions exceed the allocable items of income and deductions, the shareholder’s tax basis in its investment will generally be decreased by the excess, increasing the potential capital gain on the sale of the stock. Correspondingly, if the cash distributions are less than the allocable items of income and deductions, there will be an increase in the shareholders basis and reduction in the potential capital gain.

Due to our dispositions during 2006, we recorded accounting gains of approximately $7.0 million and $49.0 million related to the sales of our interests in MCG and SEW, respectively. Capital gains approximating these amounts will be allocated to shareholders who held shares of our stock on the last day of the month preceding the closing date of the respective dispositions. We expect similar capital gain treatment relating to the sale of our interest in CHL.

Beyond 2006, the portion of our distributions that will be treated as dividends, interest or return of capital for US federal income tax purposes is subject to a number of uncertainties. We currently anticipate that substantially all of the portion of our regular distributions that are treated as dividends for US federal income tax purposes should be characterized as qualified dividend income.

Acquisitions and Dispositions

Results of the operations of each of the acquisitions in the airport services and airport parking businesses and the acquisition of TGC are included in our consolidated results from the respective date of acquisition. Our interest in IMTT Holdings is reflected in our equity in earnings and amortization charges of investee line in our financial statements from May 1, 2006.

See Note 5, Acquisitions, to the consolidated condensed financial statements in Part I, Item I of this Form 10-Q for further information on recent acquisitions and the related financings. See Note 6, Dispositions, to the consolidated condensed financial statements in Part I, Item I of this Form 10Q for further information on recent and planned dispositions. We refer you to our quarterly reports on Forms 10-Q/A for the quarters ended March 31, 2006 and June 30, 2006, as well as our Annual Report on Form 10-K/A, filed with the SEC on October 16, 2006, for a discussion of the other acquisitions referred to below.

Airport Services Business

On July 11, 2006, our airport services business acquired 100% of the shares of Trajen Holdings, Inc., or Trajen, the holding company for 23 fixed base operations, or FBOs, at airports in 11 states. In addition, on August 12, 2005, our airport services business acquired all of the membership interests in Eagle Aviation Resources, or EAR, operating an FBO in Las Vegas. With these acquisitions, our airport services business owns and operates a network of 41 FBOs, and, one heliport in the United States, the second largest such network in the industry.

Airport Parking Business

In October 2005, our airport parking business acquired real property, and personal and intangible assets related to six off-airport parking facilities collectively referred to as “SunPark” as well as a leasehold facility in Cleveland. Our airport parking business also acquired a facility in Philadelphia in July 2005. Following these acquisitions and consolidations, as discussed further below, our airport parking business has become the largest provider of off-airport parking services in the United States with 29 locations.

The Gas Company (TGC)

We acquired TGC on June 7, 2006. TGC owns and operates the sole regulated gas production and distribution business in Hawaii as well as a propane sales and distribution business in Hawaii. For the period from June 7 through September 30, 2006, revenue was $47.0 million and contribution margin was $14.4 million. See “Business Segment Operations — The Gas Company” for a discussion of contribution margin and a reconciliation to gross profit.

IMTT

On May 1, 2006, we completed the purchase of newly issued common stock of IMTT Holdings Inc., the holding company for a group of companies and partnerships that operate as International-Matex Tank Terminals, or IMTT. As a result of this transaction, we own 50% of IMTT Holdings’ issued and outstanding common stock. We have entered into a shareholders’ agreement which provides, with some exceptions, for minimum aggregate quarterly distributions of $14 million to be paid by IMTT Holdings, or $7 million to us, beginning with the quarter ended June 30, 2006 and through the quarter ending December 31, 2007.

Dispositions

On August 17, 2006, we sold our 16,517,413 stapled securities of Macquarie Communications Infrastructure Group (ASX: MCG) for $76.5 million. On October 2, 2006, we sold our 17.5% minority interest in the holding company for South East Water to HDF (UK) Holdings Limited and received net proceeds on the sale of approximately $89.6 million. We also received dividend payments of approximately $3.4 million and $6.0 million from SEW for the three and nine month periods ended September 30, 2006.

We have also entered into an agreement to sell our toll road business through the sale of our 50% interest in Connect M1-A1 Holdings Limited (“CHL”), for GBP 43.6 million, increasing by GBP 7,000 per day from September 30, 2006 until the closing. The transaction is expected to close prior to the end of February 2007, subject to customary third party approvals.

Equity Offering

Following the end of third quarter, we completed an offering of an aggregate of 10,350,000 shares of trust stock at a price per share of $29.50 for which we received net proceeds of $290.9 million. The net cash proceeds from the equity offering and the sales of our interests in MCG and SEW were used to repay full indebtedness under the MIC Inc. acquisition credit facility.

Other Recent Developments

In our district energy business, we have entered into a contract with a retail energy supplier to provide for the supply of the majority of our 2007 electricity at a fixed price. On July 26, 2006, the Illinois Commerce Commission, or ICC, issued its Final Order on ComEd’s rate case which substantially reduced ComEd’s proposed rate increase in electricity distribution costs. Based on the Final Order and our new supply contract, we estimate our 2007 electricity costs will increase by 15-20% over 2006. The Final Order is subject to rehearing by the ICC and judicial review and the distribution component of our electricity costs may increase as a result. Efforts are under way to fully mitigate this impact through a combination of operational and strategic initiatives and offsets from our customer contracts.

RESULTS OF OPERATIONS

Key Factors Affecting Operating Results

•	positive contributions from our acquisitions including:

•	acquisition of the Trajen network of 23 FBO’s;

•	the acquisition of 50% of IMTT, which declared a $7.0 million distribution during the second quarter. This distribution reduced our investments in unconsolidated businesses on our balance sheet but was not included in our statement of operations;

•	the TGC acquisition;

•	acquisition of a Las Vegas FBO (Eagle Aviation Resources, or EAR) in our airport services business; and

•	eight new locations in our airport parking business.

•	increased gross profit across our existing businesses driven by improved performance at our airport services and airport parking businesses;

•	recognition of dividends, distributions and loan repayments from unconsolidated businesses totaling $14.0 million to date in 2006;

•	higher management fees, including the $4.1 million performance fee earned by the manager in the first quarter, which it has reinvested in shares of trust stock, and higher base management fees due to our increased asset base; and

•	an increase in interest expense due to the overall increase in our debt to partially fund our acquisitions.

•	a non-cash pre-tax unrealized loss on derivatives of $17.1 million and a non-cash pre-tax unrealized gain on derivatives of $3.1 million for the quarter and nine months ended September 30, 2006, respectively.

Our consolidated results of operations are summarized below ($ in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
		(Restated)				(Restated)

Revenue
Revenue from product sales	105,557	36,201	69,356	191.6	204,691	100,592	104,099	103.5
Service revenue	56,430	42,414	14,016	33.0	147,060	113,604	33,456	29.4
Financing and equipment lease income	1,273	1,320	(47)	(3.6)	3,856	3,993	(137)	(3.4)

	163,260	79,935	83,325	104.2	355,607	218,189	137,418	63.0
Costs and expenses
Cost of product sales	73,326	21,568	51,758	240.0	135,370	58,371	76,999	131.9
Cost of services	26,541	22,824	3,717	16.3	70,205	59,390	10,815	18.2

Gross profit	63,393	35,543	27,850	78.4	150,032	100,428	49,604	49.4
Selling, general and administrative expenses	35,107	21,451	13,656	63.7	82,806	59,737	23,069	38.6
Fees to manager	3,955	2,609	1,346	51.6	14,151	6,761	7,390	109.3
Depreciation expense	4,138	1,506	2,632	174.8	7,969	4,253	3,716	87.4
Amortization of intangibles	6,385	3,498	2,887	82.5	13,411	9,818	3,593	36.6

Operating income	13,808	6,479	7,329	113.1	31,695	19,859	11,836	59.6

Other income (expense)
Dividend income	3,393	116	3,277	2,825.0	8,395	6,300	2,095	33.3
Interest income	849	893	(44)	(4.9)	3,731	3,223	508	15.8
Interest expense	(25,801)	(8,064)	(17,737)	220.0	(57,068)	(23,333)	(33,735)	144.6
Equity in earnings and amortization charges of investees	1,734	1,954	(220)	(11.3)	7,302	2,468	4,834	195.9
Unrealized gain (loss) on derivative instruments	(17,066)	1,274	(18,340)	(1,439.6)	3,096	3,312	(216)	(6.5)
Gain on sale of marketable securities	7,005	—	7,005	—	7,005	—	7,005	—
Other income (expense), net	(348)	124	(472)	(380.6)	(421)	(530)	109	(20.6)

Net income (loss) before income taxes and minority interests	(16,426)	2,776	(19,202)	(691.7)	3,735	11,299	(7,564)	(66.9)
Income tax (benefit) expense	(6,270)	220	(6,490)	(2,950.0)	(3,259)	799	(4,058)	(507.9)

Net income (loss) before minority interests	(10,156)	2,556	(12,712)	(497.3)	6,994	10,500	(3,506)	(33.4)
Minority interests	(138)	(19)	(119)	626.3	14	338	(324)	(95.9)

Net income (loss)	(10,018)	2,575	(12,593)	(489.0)	6,980	10,162	(3,182)	(31.3)

Gross Profit

The increase in our consolidated gross profit was due primarily to the acquisitions of Trajen on July 11, 2006, TGC on June 7, 2006, a Las Vegas FBO in the third quarter of 2005 and six off-airport parking facilities (collectively referred to as “SunPark”) during the second half of 2005. Additionally, higher average dollar-based margin per gallon combined with stable fuel volumes at existing locations in our airport services business and higher average revenue per car out in our airport parking business contributed to increases in gross profit.

Selling, General and Administrative Expenses

The most significant factors in the increase in selling, general and administrative expenses were:

•	$13.3 million additional costs from the addition of TGC and Trajen not reflected in 2005 results;

•	additional costs at our parking businesses’s corporate office primarily to support a larger organization resulting from growth in number of locations and reorganization of the finance structure;

•	additional compensation expense related to stock appreciation rights issued during 2006; and

Additionally, the management fee paid to our Manager increased due to $4.1 million in performance fees in 2006 which were reinvested in stock compared to none in 2005, as well as a $3.2 million increase in the base fee due primarily to our increased asset base.

Other Income (Expense)

Our dividend income in 2006 consists of dividends declared by and received from SEW in the first and third quarters and a dividend declared by MCG in the second quarter and received in the third quarter. The comparable SEW dividends from 2005, were both declared and received in the second quarter and fourth quarter.

Interest income decreased for the quarter ended September 30, 2006 primarily as a result of lower average cash balances during the quarter and increased for the nine months ended September 30, 2006 primarily as a result of higher interest rates on invested cash in 2006. Interest expense increased due mostly to a higher level of debt in 2006.

Our equity in the earnings (loss) on our Yorkshire Link investment increased, primarily due to a gain from changes in the fair value of interest rate swaps that Yorkshire records in the income statement, compared with a loss recorded in the second quarter of 2005.

The decrease in other expense was due primarily to advisory fees incurred in 2005 related to our acquisition of GAH.

Income Taxes

MIC Inc. recorded a pre-tax loss in the first nine months of 2005. However, as the Company was recently formed with no operating history, it recorded a full valuation allowance on the benefits of the pre-tax loss incurred. Therefore, the Company recorded no income tax benefit in the first nine months of 2005.

For the 2006 year, the Company projects a net loss before taxes at the MIC Inc. level, for which it expects to record an income tax benefit. The Company also projects deriving net income before taxes outside MIC Inc. that will not be subject to income tax payable by the Company. This income derived from outside MIC Inc. is projected to be partially offset by the pre-tax loss at the MIC Inc. level, resulting in projected pre-tax income on a consolidated basis.

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA

We have included EBITDA, a non-GAAP financial measure, on both a consolidated basis as well as for each segment as we consider it to be an important measure of our overall performance. We believe EBITDA provides additional insight into the performance of our operating companies and our ability to service our obligations and support our ongoing dividend policy. EBITDA includes non-cash unrealized gains and losses on derivative instruments. For the impact of these items, see note 3 to the following table.

A reconciliation of net income (loss) to EBITDA is provided below ($ in thousands):

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
		(Restated)				(Restated)

Net income (loss)	(10,018)	2,575	(12,593)	(489.0)	6,980	10,162	(3,182)	(31.3)
Interest expense, net	24,952	7,171	17,781	248.0	53,337	20,110	33,227	165.2
Income taxes	(6,270)	220	(6,490)	(2,950.0)	(3,259)	799	(4,058)	(507.9)
Depreciation(1)	6,562	3,491	3,071	88.0	14,852	10,122	4,730	46.7
Amortization(2)	6,385	3,498	2,887	82.5	13,411	9,818	3,593	36.6

EBITDA(3)	21,611	16,955	4,656	27.5	85,321	51,011	34,310	67.3

(1)	Includes depreciation expense of $996,000, $555,000, $2.6 million and $1.6 million for the airport parking business for the quarters ended September 30, 2006 and 2005 and the nine month periods ended on the same dates, respectively, and $1.4 million, $1.4 million, $4.3 million and $4.3 million for the district energy business for the quarters ended September 30, 2006 and 2005 and the nine month periods ended on the same dates, respectively, which are included in the cost of services on our consolidated condensed income statement. Does not include $1.7 million and $2.9 million of depreciation expense related to our 50% investment in IMTT for the quarter and nine months ended September 30, 2006, respectively.

(2)	Does not include $998,000, $1.2 million, $2.9 million and $2.4 million of amortization expense related to intangible assets in connection with our investment in the toll road business for the quarters ended September 30, 2006 and 2005 and the nine month periods ended on the same dates, respectively. Does not include $283,000 and $472,000 of amortization expense related to intangible assets of IMTT for the quarter and nine months ended September 30, 2006, respectively.

(3)	EBITDA for the periods includes non-cash unrealized gains (losses) on derivative instruments. Excluding these items, EBITDA would have been $38.7 million in the third quarter of 2006, or a 147.7% increase over 2005, and $82.2 million for the nine months ended September 30, 2006, or a 72.4% increase over 2005.

BUSINESS SEGMENT OPERATIONS

Airport Services Business

In the prior year, the airport services business consisted of two reportable segments, Atlantic and AvPorts. These businesses are currently integrated and combined into a single reportable segment labeled “existing locations”. Results for prior periods have been restated to reflect the new combined segment.

The following section summarizes the historical consolidated financial performance of our airport services business for the quarter and nine months ended September 30, 2006. Information relating to existing locations in 2006 represents the results of our airport services business excluding the results of our FBO in Las Vegas, or EAR, and in 2006 excludes results of the 23 locations acquired in the Trajen acquisition. The acquisition column below and total 2006 quarter results include operating results of EAR for the full nine months and of Trajen from the acquisition date of July 11, 2006, respectively.

Key Factors Affecting Operating Results

•	contribution of positive operating results from EAR, an FBO in Las Vegas which we acquired in August 2005;

•	contribution of positive operating results from 23 FBOs of Trajen which we acquired in July 2006;

•	higher dollar-based margin per gallon at existing locations with comparable volumes;

•	increases in fuel prices;

•	higher selling, general and administrative costs primarily relating to increased non cash and accrued compensation expense, office rent and utility costs and increased credit card fees based on higher revenues;

•	costs incurred for the ongoing rebranding and integration of the Trajen locations;

•	higher interest costs from higher debt levels resulting from the refinancing in December 2005 and the increased borrowings related to the acquisition of Trajen in July 2006, and

•	non-cash unrealized losses in 2006 compared to unrealized gains in 2005.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

	Existing Locations					Total
	Quarter Ended					Quarter Ended
	September 30				Acquisitions	September 30
	2006	2005	Change		(1)	2006	2005	Change
	$	$	$	%	$	$	$	$	%
	($ in thousands)
	(Unaudited)

Revenues
Fuel revenue	40,041	36,201	3,840	10.6	29,313	69,354	36,201	33,153	91.6
Non-fuel revenue	15,208	13,513	1,695	12.5	8,031	23,239	13,513	9,726	72.0

Total revenue	55,249	49,714	5,535	11.1	37,344	92,593	49,714	42,879	86.3
Cost of revenue
Cost of revenue-fuel	23,920	21,568	2,352	10.9	19,279	43,199	21,568	21,631	100.3
Cost of revenue-non-fuel	1,734	1,624	110	6.8	378	2,112	1,624	488	30.0

Total cost of revenue	25,654	23,192	2,462	10.6	19,657	45,311	23,192	22,119	95.4
Fuel gross profit	16,121	14,633	1,488	10.2	10,034	26,155	14,633	11,522	78.7
Non-fuel gross profit	13,474	11,889	1,585	13.3	7,653	21,127	11,889	9,238	77.7

Gross Profit	29,595	26,522	3,073	11.6	17,687	47,282	26,522	20,760	78.3
Selling, general and administrative expenses(2)	17,509	16,033	1,476	9.2	9,267	26,776	16,033	10,743	67.0
Depreciation and amortization	4,166	4,050	116	2.9	3,881	8,047	4,050	3,997	98.7

Operating income	7,920	6,439	1,481	23.0	4,539	12,459	6,439	6,020	93.5
Other (income) expense	(593)	68	(661)	(972.1)	3	(590)	68	(658)	(967.6)
Unrealized (gain)/loss on derivative instruments	11,260	(2,318)	13,578	(585.8)	—	11,260	(2,318)	13,578	(585.8)
Interest expense, net	4,461	3,289	1,172	35.6	3,366	7,827	3,289	4,538	138.0
Provision for income taxes	(2,591)	1,233	(3,824)	(310.1)	456	(2,135)	1,233	(3,368)	(273.2)

Net income (loss)	(4,617)	4,167	(8,784)	(210.8)	714	(3,903)	4,167	(8,070)	(193.7)

Reconciliation of net income (loss) to EBITDA:
Net Income (loss)	(4,617)	4,167	(8,784)	(210.8)	714	(3,903)	4,167	(8,070)	(193.7)
Interest expense, net	4,461	3,289	1,172	35.6	3,366	7,827	3,289	4,538	138.0
Provision for income taxes	(2,591)	1,233	(3,824)	(310.1)	456	(2,135)	1,233	(3,368)	(273.2)
Depreciation and amortization	4,166	4,050	116	2.9	3,881	8,047	4,050	3,997	98.7

EBITDA	1,419	12,739	(11,320)	(88.9)	8,417	9,836	12,739	(2,903)	(22.8)

(1)	Trajen contributed $16.5 million of gross profit and $7.8 million of EBITDA for the quarter ended September 30, 2006.

(2)	Corporation allocation expense of $862,000, with tax effect of $278,000, has been excluded from the above table for the quarter ended September 30, 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	Existing Locations					Total
	Nine Months					Nine Months
	Ended September 30				Acquisitions	Ended September 30
	2006	2005	Change		(1)	2006	2005	Change
	$	$	$	%	$	$	$	$	%
	($ in thousands)
	(Unaudited)

Revenues
Fuel revenue	117,346	100,592	16,754	16.7	40,298	157,644	100,592	57,052	56.7
Non-fuel revenue	43,900	40,845	3,055	7.5	15,172	59,072	40,845	18,227	44.6

Total revenue	161,246	141,437	19,809	14.0	55,470	216,716	141,437	75,279	53.2
Cost of revenue
Cost of revenue-fuel	70,303	58,212	12,091	20.8	26,682	96,985	58,212	38,773	66.6
Cost of revenue-non-fuel	5,324	5,476	(152)	(2.8)	678	6,002	5,476	526	9.6

Total cost of revenue	75,627	63,688	11,939	18.7	27,360	102,987	63,688	39,299	61.7
Fuel gross profit	47,043	42,380	4,663	11.0	13,616	60,659	42,380	18,279	43.1
Non-fuel gross profit	38,576	35,369	3,207	9.1	14,494	53,070	35,369	17,701	50.0

Gross Profit	85,619	77,749	7,870	10.1	28,110	113,729	77,749	35,980	46.3
Selling, general and administrative expenses(2)	50,235	46,946	3,289	7.0	13,497	63,732	46,946	16,786	35.8
Depreciation and amortization	11,528	11,221	307	2.7	5,390	16,918	11,221	5,697	50.8

Operating income	23,856	19,582	4,274	21.8	9,223	33,079	19,582	13,497	68.9
Other (income) expense	(528)	1,022	(1,550)	(151.7)	3	(525)	1,022	(1,547)	(151.4)
Unrealized (gain)/loss on derivative instruments	364	(3,063)	3,427	(111.9)	—	364	(3,063)	3,427	(111.9)
Interest expense, net	15,831	10,012	5,819	58.1	5,766	21,597	10,012	11,585	115.7
Provision for income taxes	3,342	3,604	(262)	(7.3)	1,255	4,597	3,604	993	27.6

Net Income	4,847	8,007	(3,160)	(39.5)	2,199	7,046	8,007	(961)	(12.0)

Reconciliation of net income to EBITDA:
Net Income	4,847	8,007	(3,160)	(39.5)	2,199	7,046	8,007	(961)	(12.0)
Interest expense, net	15,831	10,012	5,819	58.1	5,766	21,597	10,012	11,585	115.7
Provision for income taxes	3,342	3,604	(262)	(7.3)	1,255	4,597	3,604	993	27.6
Depreciation and amortization	11,528	11,221	307	2.7	5,390	16,918	11,221	5,697	50.8

EBITDA from continuing operations	35,548	32,844	2,704	8.2	14,610	50,158	32,844	17,314	52.7

(1)	Trajen contributed $16.5 million of gross profit and $7.8 million of EBITDA for the quarter ended September 30, 2006.

(2)	Corporate allocation expense of $2.9 million, with tax effect of $930,000, has been excluded from the above table for the nine months ended September 30, 2006.

Revenue and Gross Profit

Most of the revenue and gross profit in our airport services business is generated through fueling general aviation aircraft at our 42 fixed base operations around the United States. This revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining, and where appropriate increasing, dollar-based margin per gallon, thereby passing any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services. Cost of revenue-non-fuel includes our cost, if any, to provide these services.

The key factors for our revenue and gross profit are fuel volume and dollar-based margin per gallon. This applies to both fuel and into-plane revenue. Our customers will occasionally move from one category to the other. Therefore, we believe discussing our fuel and non-fuel revenue and gross profit and the related key metrics on a combined basis provides a more meaningful analysis of our airport services business.

Our total revenue and gross profit growth for the quarter and year-to-date was due to several factors:

•	inclusion of the results of EAR in the full quarter and nine months of 2006;

•	inclusion of the results of Trajen for the majority of the third quarter of 2006;

•	rising cost of fuel at existing locations, which we generally pass on to customers; and

•	an increase in dollar-based margin per gallon at existing locations, resulting largely from a higher proportion of transient customers, which generally pay higher margins, partially offset in the nine month period by lower deicing activity in the first quarter of 2006 compared to 2005 due to milder weather in the northeast U.S.

Our operations at New Orleans, LA and Gulfport, MS were impacted by Hurricane Katrina. Some of our hangar and terminal facilities were damaged. However, our results for the quarter and nine-month period were not significantly affected by this or any other hurricane. We believe that we have an appropriate level of insurance coverage to repair or rebuild our facilities and to cover us for any business interruption we experience in the near term. We anticipate that combined traffic at these facilities in 2006 may be lower than in 2005 as travel to New Orleans and Gulfport has slowed. However, we believe that this will not have a significant effect on our results overall in 2006 and thereafter.

Operating Expenses

The increase in selling, general and administrative expenses for the existing locations is due to:

•	higher rent and utility costs;

•	additional credit card fees related to increased fuel revenue;

•	increased compensation expense largely due to the issuance of Stock Appreciation Rights in the first quarter of 2006; and

•	costs incurred for the ongoing rebranding and integration of the Trajen locations.

The increase in depreciation and amortization expense is primarily due to the addition of the Las Vegas FBO and Trajen.

Interest Expense, Net

The increase in interest expense is due to the increased debt level associated with the debt refinancing and the acquisition of Trajen and higher non-cash amortization of deferred financing costs. In December 2005, we refinanced two existing debt facilities with a single debt facility, increasing outstanding borrowings by $103.5 million. In July 2006, we increased borrowings under this facility by an additional $180.0 million to finance our acquisition of Trajen. The debt facility provides an aggregate term loan borrowing of $480 million and a $5 million working capital facility.

EBITDA

The increase in EBITDA from existing locations, excluding the non-cash loss from derivative instruments, was $2.3 million, or 21.7%, for the quarter ended September 30, 2006 and $6.1 million or 20.6%, for the nine months ended September 30, 2006. This was due primarily to:

•	increased dollar-based margin per gallon;

•	lower other expense due to transaction costs incurred in 2005 relating to our acquisition of two FBOs in California;

•	partially offset by lower de-icing revenues in the nine-month period; and

•	higher selling, general and administrative costs and credit card fees.

The Gas Company

Because TGC’s results of operations are only included in our consolidated financial results for less than four months of 2006, the following analysis compares the historical results of operations for TGC under its current and prior owner. We believe that this is the most appropriate approach to analyzing the historical financial performance and trends of TGC.

Key Factors Affecting Operating Results

•	Utility revenues were reduced by $4.4 million for two billing adjustments required by Hawaii regulators as a condition to our acquisition, $4.1 million of which is non-recurring. We received cash reimbursement for the full amount under the terms of our purchase agreement.

•	Utility therm sales increased due primarily to increased usage by a single interruptible customer, despite a slight decrease in utility accounts. Utility contribution margins were also positively affected by lower line losses.

•	Non-utility therm sales decrease reflects the net result of customer’s closing of a propane cogeneration unit, and contribution margin changes reflect price increases and a contract price adjustment.

•	Operating and overhead costs increased for both the quarter and nine-month period due to higher utility costs, increased repair costs for distribution systems, transmission line inspections, personnel costs and benefit costs.

•	Non-cash unrealized losses on derivatives.

Management analyzes contribution margin for TGC because it believes that contribution margin, although a non-GAAP measure, is useful and meaningful to understanding the performance of TGC utility operations under its regulated rate structure and of its non-utility operations under a competitive pricing structure. Contribution margin should not be considered an alternative to gross profit, operating income or net income, which are determined in accordance with Generally Accepted Accounting Principles (“GAAP”). Other companies may calculate contribution margin differently and, therefore, the contribution margin presented for TGC is not necessarily comparable with other companies. The following table presents a reconciliation of contribution margin to gross profit.

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
				($ in thousands) (Unaudited)

Contribution Margin
Revenue — Utility	20,611	21,202	(591)	(2.8)	69,562	62,411	7,151	11.5
Cost of Revenue — Utility	16,387	12,959	3,428	26.5	47,369	36,862	10,507	28.5

Contribution Margin — Utility	4,224	8,243	(4,019)	(48.8)	22,193	25,549	(3,356)	(13.1)

Revenue — Non-Utility	15,592	15,056	536	3.6	50,618	46,060	4,558	9.9
Cost of revenue — Non-Utility	9,186	8,236	950	11.5	30,354	26,496	3,858	14.6

Contribution Margin — Non-Utility	6,406	6,820	(414)	(6.1)	20,264	19,564	700	3.6

Total Contribution margin	10,630	15,063	(4,433)	(29.4)	42,457	45,113	(2,656)	(5.9)
Production	1,175	1,218	(43)	(3.5)	3,394	3,284	110	3.3
Transmission and Distribution	3,379	3,268	111	3.4	10,428	9,810	618	6.3

Gross profit	6,076	10,577	(4,501)	(42.6)	28,635	32,019	(3,384)	(10.6)
Selling, general and administrative expenses(1)	3,790	4,026	(236)	(5.9)	12,199	12,103	96	0.8
Depreciation and amortization	1,659	1,320	339	25.7	4,443	3,893	550	14.1

Operating income	627	5,231	(4,604)	(88.0)	11,993	16,023	(4,030)	(25.2)
Interest expense, net	(2,444)	(1,076)	(1,368)	127.1	(6,404)	(2,959)	(3,445)	116.4
Other income (expense)	181	401	(220)	(54.9)	(1,663)	1,875	(3,538)	(188.7)
Gain on transfer of swap to TGC(2)	—	—	—	—	5,969	—	5,969	—
Unrealized gain (loss) on derivatives	(5,865)	—	(5,865)	—	(3,953)	—	(3,953)	—

Income before taxes	(7,501)	4,556	(12,057)	(264.6)	5,942	14,939	(8,997)	(60.2)

Reconciliation of income (loss) before taxes to EBITDA:
Income (loss) before taxes	(7,501)	4,556	(12,057)	(264.6)	5,942	14,939	(8,997)	(60.2)
Interest expense, net of interest income	2,444	1,076	1,368	127.1	6,404	2,959	3,445	116.4
Depreciation and amortization	1,659	1,320	339	25.7	4,443	3,893	550	14.1

EBITDA	(3,398)	6,952	(10,350)	(148.9)	16,789	21,791	(5,002)	(23.0)

(1)	Corporate allocation expenses of $1 million with a tax effect of $335,000 have been excluded for the quarter and nine months ended September 30, 2006 as it is eliminated in consolidation at the MIC level.

(2)	Eliminated in consolidation with MIC.

Contribution Margin and Gross Profit

TGC’s total contribution margin declined 29.4% for the quarter and 5.9% for the nine-month period and gross profit declined by 42.6% and 10.6% for the quarter and nine months primarily due to a $4.1 million customer rebate, which was reimbursed in full in the third quarter of 2006. This rebate was required by Hawaii state regulators as a condition of our purchase of TGC. Although utility revenue and contribution margin were reduced by this rebate, the cash effect was offset by reimbursement of the full amount from a restricted cash fund established under our TGC purchase agreement. In addition, Hawaii state regulators required TGC to modify its calculation of cost of fuel increases that are passed through to utility customers. For the third quarter and nine-months ended September 30, 2006, this provision reduced the utility revenue and contribution margin by approximately $300,000. TGC has $4.5 million in an escrow account that they can draw upon to be reimbursed for these reductions. These escrowed funds are available until the date that is one month subsequent to when new rates are made effective at TGC’s next rate case. TGC believes that these escrowed funds will be fully drawn upon within the next three years; thereafter escrowed funds would not be available. The cash reimbursements of the customer rebate and any fuel cost adjustment amounts are not reflected in revenues but rather are reflected as releases of restricted cash. Excluding the effects of the customer rebate and fuel cost adjustment, gross profit would have declined by 0.9% for the quarter but increased by 3.2% for the nine months and gross profit per therm would have increased by 1.4% and 4.2% for the quarter and nine months, respectively.

Therms sold in the utility sector increased by 1.5% for the quarter and 0.9% for the nine month period although the number of utility accounts declined slightly for both periods. This increase was driven by an increase in gas usage by a customer that purchases gas on an interruptible basis as well as normal and seasonal fluctuations. Utility contribution margins were also positively affected by lower pipeline line losses in 2006.

Therms sold in the non-utility sector decreased 4.9% and 3.0% for the quarter and nine month periods, respectively, due principally to the September 2005 closing of a propane-powered cogeneration unit at a resort customer. Contribution margin per therm decreased by 0.9% for the quarterly comparison and increased by 6.7% for the nine-month comparison. The change in the contribution margin for both periods were affected by this customer loss, but the 2006 nine-month contribution margin benefited from two rate increases subsequent to September 2005, as well as an annual billing adjustment for one customer tied to a crude-oil benchmark.

Production and transmission and distribution costs were higher than in the comparable 2005 periods due primarily to higher electricity costs, the rental of a diesel generator for emergency power, increased pipeline and plant repair costs, and the costs related to a U.S. Department of Transportation mandated transmission pipeline inspection program.

On October 15, 2006 an earthquake occurred near the island of Hawaii. There were widespread electricity disruptions across the state of Hawaii and certain of TGC’s commercial customers were affected adversely by the earthquake. To date, the earthquake has not resulted in any material damage to TGC assets and we do not believe that there will be a material effect on revenues. However, business and resort closures during repair periods could reduce therm sales temporarily.

Operating Expenses

Selling, general and administrative expenses were higher for the nine month period due primarily to personnel and employee benefit costs, increased allowance for doubtful accounts receivable, increased audit and tax consulting costs and higher postage costs. Depreciation and amortization was higher due to equipment additions and the higher asset basis following our purchase of TGC in June 2006.

Interest Expense

Interest expense increased due primarily to the increase in total debt resulting from the acquisition funding.

Other (Expense) Income

Other expense for the first nine months of 2006 included $2 million of costs incurred by the prior owners for their sale of TGC to us. Other income for the first nine months of 2005 included a $1.3 million payment from an electric utility company to reimburse TGC under a cost sharing arrangement for entry into an energy corridor fuel pipeline right-of-way. Both amounts are non-recurring.

EBITDA

The decline in EBITDA is due in large part to the regulatory credits and adjustment amounts discussed above for which we have been reimbursed, as well as non-cash unrealized losses on derivatives reflecting the decrease in fair value of interest rate swaps. Excluding these amounts and the non-recurring items under Other (Expense) Income, EBITDA would have been 1.2% lower for the third quarter of 2006 and 6.2% higher for the first nine months of 2006 compared with the prior year.

Airport Parking Business

In the following discussion, new locations refer to locations in operation during the respective quarter and the nine-month periods of 2006, but not in operation throughout the comparable period in 2005. Comparable locations refer to locations in operation throughout the respective quarter or nine-month periods in both 2005 and 2006.

We had seven new locations for the quarter and eight for the nine-month period ended September 30, 2006. The new locations included:

•	the SunPark facilities located in Houston, Oklahoma City, St. Louis, Buffalo, Philadelphia and Columbus, acquired in October 2005;

•	the First Choice facility located in Cleveland, acquired in October 2005; and

•	the Priority facility located in Philadelphia, acquired in July 2005, was considered new for the nine-month period only.

During the first quarter of 2006, we consolidated two adjacent facilities in Philadelphia. As part of this consolidation, the Avistar Philadelphia facility was effectively closed and its capacity made available to the SunPark Philadelphia facility. During the third quarter of 2006, we ceased operating the Avistar St. Louis location and consolidated the facility into our SunPark St. Louis facility. We consider these consolidated operations to be new locations for the quarter and nine-month periods of 2006. Accordingly, the stand alone results for Avistar Philadelphia and Avistar St. Louis for the quarter and nine-month periods ended September 30, 2006 have been excluded from comparable locations and included in new locations. The financial and operating results reported for new locations in the quarter and nine-month periods ended September 30, 2005 is for Philadelphia Avistar and Avistar St. Louis only.

We had 22 comparable locations for the quarter ended September 30, 2006 and 21 comparable locations for the nine-month period to September 30, 2006.

Key Factors Affecting Operating Results

Key factors influencing operating results were as follows:

•	contribution from new locations;

•	price increases and reduced discounting in selected markets contributed to the 11.7% increase in average revenue per car out for comparable locations during the quarter;

•	marketing efforts targeted at customers with a longer average stay increased average overnight occupancy by 2.2% for comparable locations during the quarter;

•	improved operating margins at comparable locations;

•	for the nine-months ended September 30, 2006, a cash settlement received, related to a 2003 acquisition included in other income and

•	Non-cash unrealized gains and losses in derivatives.

Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
	($ in thousands)
	(Unaudited)

Revenue	18,921	14,460	4,461	30.9	56,919	42,044	14,875	35.4
Direct expenses(1)	13,701	10,794	2,907	26.9	40,660	31,088	9,572	30.8

Gross profit	5,220	3,666	1,554	42.4	16,259	10,956	5,303	48.4
Selling, general and administrative expenses	1,310	1,183	127	10.7	4,583	3,418	1,165	34.1
Amortization of intangibles	472	609	(137)	(22.5)	1,350	1,827	(477)	(26.1)

Operating income	3,438	1,874	1,564	83.5	10,326	5,711	4,615	80.8
Interest expense, net	(4,859)	(2,289)	(2,570)	112.3	(13,085)	(6,692)	(6,393)	95.5
Unrealized gain (loss) on derivative instruments	(796)	37	(833)	NM	208	68	140	205.9
Other expense	(15)	(19)	4	(21.1)	302	(22)	324	NM
Provision for income taxes	742	—	742	NM	785	—	785	NM
Minority interest in loss (income) of consolidated subsidiaries	270	144	126	87.5	379	254	125	49.2

Net loss(1)	(1,220)	(253)	(967)	(382.2)	(1,085)	(681)	(404)	59.3

Reconciliation of net loss to EBITDA
Interest expense, net	4,859	2,289	2,570	112.3	13,085	6,692	6,393	95.5
Provision for income taxes	(742)	—	(742)	NM	(785)	—	(785)	NM
Depreciation	996	555	441	79.5	2,605	1,604	1,001	62.4
Amortization of intangibles	472	609	(137)	(22.5)	1,350	1,827	(477)	(26.1)

EBITDA	4,365	3,200	1,165	36.4	15,170	9,442	5,728	60.7

NM — Not meaningful

(1)	Includes depreciation expense of $996,000 and $555,000 for the quarters ended September 30, 2006 and 2005, respectively, and $2.6 million and $1.6 million for the nine-months ended September 30, 2006 and 2005, respectively. Corporate allocation expense of $390,000 with federal tax effect of $157,000 has been excluded from the above table for the quarter ended September 30, 2006 as it is eliminated on consolidation at the MIC level. Corporate allocation expense of $2.8 million with federal tax effect of $1.1 million has been excluded from the above table for the nine-months ended September 30, 2006.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Operating Data	2006	2005	2006	2005

Total Revenues (000’s)(1):
New locations	4,076	450	13,429	1,601
Comparable locations	14,845	14,011	43,495	40,444
Comparable locations increase (decrease)	5.90%		7.50%
Gross Profit Percentage:
New locations	31.16%	3.54%	29.60%	15.59%
Comparable locations	26.6%	25.9%	28.19%	27.02%
Parking Revenues (000’s)(2):
New locations	4,045	450	13,285	1,601
Comparable locations	14,312	13,548	41,906	38,955
Comparable locations increase (decrease)	5.6%		7.6%
Cars Out(3):
New locations	152,964	14,428	502,969	51,435
Comparable locations	351,115	371,275	1,062,546	1,096,250
Comparable locations increase (decrease)	(5.4)%		(3.1)%
Average Revenue Per Car Out:
New locations	26.45	31.16	26.41	31.12
Comparable locations	40.76	36.49	39.44	35.54
Comparable locations increase (decrease)	11.7%		11.0%
Average Overnight Occupancy (AOO)(4):
New locations	5,595	727	6,150	1,063
Comparable locations	15,932	15,585	15,464	14,741
Comparable locations increase (decrease)	2.2%		4.9%
Locations:
New locations	7
Comparable locations	22

(1)	Total revenues include revenues from all sources, including parking revenues, and non-parking revenues such as those derived from transportation services and rental of premises.

(2)	Parking revenues include all receipts from parking related revenue streams, which includes monthly membership, and third party distribution companies.

(3)	Cars out refers to the total number of customers exiting during the period.

(4)	Average overnight occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.

Revenue

Revenue increased due to the addition of seven new locations during the quarter and an increase in average revenue per car out at comparable locations.

In the quarter, new locations represent 24% of our portfolio by number of locations and contributed 22% of total revenue for the quarter ended September 30, 2006. For the nine-months, new locations represented 28% of our portfolio by number of locations and contributed 24% of total revenue. We believe the contribution from these facilities will continue to grow as customers continue to be exposed to our branding, marketing and service.

Average revenue per car out increased at our comparable locations primarily due to implementation of our yield management strategy, including price increases and reduced discounting in selected markets and a new marketing program. A focus on improving the level of customer service in certain locations has supported these price increases.

The decrease in cars out at comparable locations was attributed to a continued strategic shift away from daily parkers and a greater marketing emphasis on leisure travelers during the quarter. Daily parkers, typically airport employees, contribute to a higher number of cars out, but pay discounted rates. Leisure travelers tend to have longer average stays.

The lower average revenue per car at new locations in the quarter ended September 30, 2006 reflects the acquisition of new locations in lower priced markets compared to the relatively higher-priced Avistar Philadelphia and Avistar St. Louis markets.

Average overnight occupancies at comparable locations were up slightly as capacity expansions in select markets were fully utilized. We believe average length of stay came under pressure as some leisure travelers chose shorter vacations due to higher costs for air fares, hotel and rental cars.

Our airport parking business as a whole has sufficient capacity to accommodate further growth. At locations where we are operating at peak capacity intra-day, we continue to evaluate and implement strategies to expand capacity of these locations. For example, during the first nine-months we recovered additional capacity from a sub-tenant, operated vehicle lifts and, during peak periods, offered customers valet service at self park facilities.

Direct Expenses

Direct expenses for the quarter and nine-months ended September 30, 2006 increased primarily due to additional costs associated with operating seven and eight new locations, respectively. Direct expenses at comparable locations were also affected by higher real estate, fuel and advertising costs offset by lower claims from damaged cars and insurance costs.

We intend to continue pursuing costs savings through standardization of staff scheduling to minimize overtime and a new bulk fuel purchase program that was implemented in August 2006.

We note that direct expenses include rent in excess of lease, a non-cash item, in the amount of $0.6 million and $0.5 million for the quarters ended September 30, 2006 and 2005, respectively, and $1.6 million and $1.5 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter and nine-month period increased due primarily to higher payroll costs associated with the expansion of the management team to support additional locations, health insurance and professional fees. Non-recurring costs in the nine-month period include the retirement of two members of senior management from the business, costs associated with a restructure of the finance function and higher legal expenses associated with scheduled union negotiations.

Amortization of Intangibles

Amortization for the quarter and nine-month periods ended September 30, 2006 decreased largely as a result of the elimination of amortization of non-compete agreements that expired in December 2005, partially offset by an increase in the fair value of the assets acquired in the fourth quarter 2005.

Interest Expense, Net

Interest expense in the quarter and nine-month periods increased due to the additional interest and finance cost amortization associated with the new debt issued in October 2005 to finance acquisitions. On September 1, this debt and our other primary borrowing were refinanced with more favorable terms and $647,000 of finance costs related to the October 2005 financing were expensed during the third quarter. Interest expense also increased as a result of higher LIBOR rates.

Our two primary borrowings were subject to two interest rate hedges which effectively capped our interest rate when the 30-day LIBOR rate was 4.5%. In March 2006 the LIBOR rate exceeded the cap rate and interest cap payments totaling $482,000 were realized during the third quarter 2006. This amount was recorded as a reduction in interest expense. As part of the refinance on September 1, 2006 one of these interest rate hedges was replaced with an interest rate swap at 5.17%.

We expect interest expense going forward to decrease compared to prior periods as a result of the refinance and related interest rate hedges.

EBITDA

EBITDA increased in the quarter and nine-month period largely as a result of the 2005 acquisitions and improved profit margins at our comparable locations. For the nine-month period, EBITDA was also increased by the proceeds from a settlement related to a 2003 acquisition. Net proceeds from the settlement totaled $417,000 and were recorded in other income in the second quarter.

The increase in gross profit margins at our new locations in the quarter and nine-month period reflects the acquisition of locations predominantly on owned land compared to the leased locations at Avistar Philadelphia and Avistar St. Louis.

District Energy Business

Key Factors Affecting Operating Results

•	lower average temperatures during peak cooling season (May-September) compared to the prior year resulted in 6% lower ton-hour sales, partially offset by contracted rate increases;

•	capacity revenue increased due to four interruptible customers converting to continuous service over June through September and due to general increases in-line with inflation; and

•	higher electricity costs related to signing new energy supply contracts at three of our plants.

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
				($ in thousands) (Unaudited)

Cooling capacity revenue	4,422	4,179	243	5.8	12,852	12,365	487	3.9
Cooling consumption revenue	9,113	9,615	(502)	(5.2)	15,846	16,339	(493)	(3.0)
Other revenue	735	647	88	13.6	2,371	2,011	360	17.9
Finance lease revenue	1,273	1,320	(47)	(3.6)	3,856	3,993	(137)	(3.4)

Total revenue	15,543	15,761	(218)	(1.4)	34,925	34,708	217	0.6

Direct expenses — electricity	6,377	6,117	260	4.3	10,662	10,398	264	2.5
Direct expenses — other(1)	4,351	4,289	62	1.4	12,880	12,587	293	2.3

Direct expenses — total	10,728	10,406	322	3.1	23,542	22,985	557	2.4
Gross profit	4,815	5,355	(540)	(10.1)	11,383	11,723	(340)	(2.9)
Selling, general and administrative expenses	993	826	167	20.2	2,768	2,541	227	8.9
Amortization of intangibles	345	345	—	—	1,023	1,023	—	—

Operating income	3,477	4,184	(707)	(16.9)	7,592	8,159	(567)	(6.9)
Interest expense, net	(2,105)	(2,064)	(41)	2.0	(6,281)	(6,222)	(59)	0.9
Other income (expense)	49	34	15	44.1	14	331	(317)	(95.8)
(Provision) benefit for income taxes	(468)	—	(468)	—	(229)	—	(229)	—
Minority interest	(133)	(125)	(8)	6.4	(394)	(592)	198	(33.4)

Net income (loss) (2)	820	2,029	(1,209)	(59.6)	702	1,676	(974)	(58.1)

Reconciliation of net income (loss) to EBITDA
Net income (loss)	820	2,029	(1,209)	(59.6)	702	1,676	(974)	(58.1)
Interest expense, net	2,105	2,064	41	2.0	6,281	6,222	59	0.9
Provision (benefit) for income taxes	468	—	468	—	229	—	229	—
Depreciation	1,427	1,430	(3)	(0.2)	4,277	4,266	11	0.3
Amortization of intangibles	345	345	—	—	1,023	1,023	—	—

EBITDA	5,165	5,868	(703)	(12.0)	12,512	13,187	(675)	(5.1)

(1)	Includes depreciation expense of $1.4 million for the quarters ended September 30, 2006 and 2005 and $4.3 million for the nine months ended September 30, 2006 and 2005, respectively.

(2)	Corporate allocation expense of $593,000 and $1.9 million, with federal tax effect of $192,000 and $623,000, has been excluded from the above table for the quarter and year ended September 30, 2006, respectively, as they are eliminated in consolidation at the MIC level. The state tax benefit of $43,000 and $141,000, which is not eliminated, is included in the above table.

Gross Profit

Gross profit for the nine months and quarter ended September 30, 2006 decreased compared to the prior year primarily due to lower ton-hour sales from cooler weather and higher electric costs related to signing energy supply contracts at three of our plants, which commenced in May 2006, partially offset by annual inflation-related increases of contract capacity rates and scheduled increases in contract consumption rates in accordance with the terms of existing customer contracts. Other revenue increased due to our pass-through to customers of the higher cost of natural gas consumables, which are included in other direct expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense increased primarily due to higher legal and third party consulting fees related to strategy work in preparation for the pending 2007 deregulation of Illinois’ electricity market, of which the majority of these costs have been incurred through the third quarter of 2006, offset by the effects of adopting a new long-term incentive plan for management employees in the first quarter of 2006 that required a net reduction in the liability previously accrued under the former plan.

Interest Expense, Net

The increase in net interest expense was due to additional credit line draws necessary to fund scheduled maintenance capital expenditures and new customer connections during the first six months of the year. Our interest rate on our senior debt is a fixed rate.

Other income (expense)

The decrease in other income was due to a gain recognized in the second quarter of 2005 related to a minority investor’s share of a settlement providing for the early release of escrow established with the Aladdin bankruptcy.

EBITDA

EBITDA decreased primarily due to the lower ton-hour sales from cooler weather and higher electric costs related to signing new energy supply contracts at three of our plants.

International-Matex Tank Terminals

We completed our acquisition of a 50% interest in IMTT on May 1, 2006. Therefore, IMTT only contributed to our consolidated results from this date. We included $700,000 of net income in our consolidated results for the nine months ended September 30, 2006, consisting of $2.7 million equity in the earnings of IMTT (net of $1.4 million tax expense) less $2.0 million depreciation and amortization expense (net of $1.4 million tax benefit). We received $7.0 in dividends from IMTT in July, 2006 relating to the second quarter of 2006. IMTT declared a dividend of $14.0 million in September 2006 with $7.0 million payable to MIC Inc. that we have recorded as a receivable at September 30, 2006. The dividend was received on October 5, 2006.

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s performance for the full quarter ended September 30, 2006 and full nine months ended September 30, 2006, compared in both cases to prior corresponding periods, is discussed below.

Key Factors Affecting Operating Results

•	Terminal revenue and terminal gross profit increased principally due to increases in average tank rental rates.

•	Environmental response gross profit decreased in the three-month period primarily due to activities related to hurricane Katrina which contributed substantially to the result for the third quarter in 2005 and did not re-occur in the third quarter in 2006.

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
	($ in thousands)
	(Unaudited)

Revenue
Terminal revenue	48,926	44,519	4,407	9.9	143,258	133,103	10,155	7.6
Terminal revenue — heating	2,206	2,915	(709)	(24.3)	12,748	12,291	457	3.7
Environmental response revenue	5,093	8,131	(3,038)	(37.4)	15,099	14,035	1,064	7.6
Nursery revenue	1,550	1,281	269	21.0	7,607	8,134	(527)	(6.5)

Total revenue	57,775	56,846	929	1.6	178,712	167,563	11,149	6.7
Costs and expenses
Terminal operating costs	25,298	27,171	(1,873)	(6.9)	74,029	73,038	991	1.4
Terminal operating costs — fuel	2,253	3,171	(918)	(28.9)	11,688	12,676	(988)	(7.8)
Environmental response operating costs	3,264	5,090	(1,826)	(35.9)	9,218	9,631	(413)	(4.3)
Nursery operating costs	1,929	1,628	301	18.5	8,201	7,931	270	3.4

Total operating costs	32,744	37,060	(4,316)	(11.6)	103,136	103,276	(140)	(0.1)
Terminal gross profit	23,581	17,092	6,489	38.0	70,289	59,680	10,609	17.8
Environmental response gross profit	1,829	3,041	(1,212)	(39.9)	5,881	4,404	1,477	33.5
Nursery gross profit	(379)	(347)	(32)	(9.2)	(594)	203	(797)	(392.6)

Gross profit	25,031	19,786	5,245	26.5	75,576	64,287	11,289	17.6
General and administrative expenses	5,301	5,234	67	1.3	16,167	15,447	720	4.7
Depreciation and amortization	7,598	7,394	204	2.8	22,763	22,161	602	2.7
Mark-to-market (gain) loss on non-hedging derivatives	13	(883)	896	101.5	(973)	(2,123)	1,150	54.2

Operating income	12,119	8,041	4,078	50.7	37,619	28,802	8,817	30.6
Interest expense	3,257	5,643	(2,386)	(42.3)	12,657	16,977	(4,320)	(25.4)
Provision for income taxes	3,808	1,064	2,744	257.9	10,294	5,358	4,936	92.1

Net income	5,054	1,334	3,720	278.9	14,668	6,467	8,201	126.8

Reconciliation of net income to EBITDA:
Net income	5,054	1,334	3,720	278.9	14,668	6,467	8,201	126.8
Interest expense	3,257	5,643	(2,386)	(42.3)	12,657	16,977	(4,320)	(25.4)
Provision for income taxes	3,808	1,064	2,744	257.9	10,294	5,358	4,936	92.1
Depreciation and amortization	7,598	7,394	204	2.8	22,763	22,161	602	2.7

EBITDA	19,717	15,435	4,282	27.7	60,382	50,963	9,419	18.5

NM — Not meaningful

Revenue and Gross Profit

Terminal revenue increased due to a 1.3% and 1.1% increase in storage capacity rented to customers in the quarter and nine-month periods, respectively, and a 7.6% and 7.2% increase in average storage rates for the third quarter and nine-month periods, respectively. Overall storage capacity rented to customers remained effectively stable at 96% and 95% of available storage capacity for the third quarter and the nine-month periods, respectively. Terminal revenue also increased due to the growth in earnings at IMTT’s Quebec terminal and a number of non-recurring revenue items offset by reduced packaging revenue due to the closure of packaging operations at Bayonne in the second quarter of 2006. In the nine months to September 30, 2006, IMTT also achieved a $1.4 million improvement in the differential between terminal revenue — heating and terminal operating costs — fuel due to increased demand for heating, increases in unit fuel prices and implementation of cost-saving measures.

The increase in terminal revenue was partially offset by an increase in terminal operating costs. This increase was principally due to general increases in direct labor, health benefit and repair and maintenance costs offset partially by a non-cash natural resource damage settlement accrual in the second quarter of 2005 that did not re-occur in 2006.

Environmental response gross profit increased over the nine-month period but declined for the third quarter due to a large contribution from spill clean up activities resulting from hurricane Katrina in the third quarter of 2005 that did not reoccur in the same quarter in 2006.

The nursery gross profit decreased due to a reduction in demand for plants in the aftermath of hurricane Katrina and higher delivery costs.

Operating Expenses

General and administrative expenses increased due to an expansion of the environmental response businesses’ corporate overhead function.

Interest Expense, Net

Net interest expense declined due to the reduction in outstanding debt and increase in interest income from liquid asset balances resulting from our investment in IMTT.

EBITDA

EBITDA increased due to the increased gross profit from terminal operations.

Toll Road Business

Our consolidated results related to the toll road business consist of two main components:

•	our equity in the earnings of Connect M1-A1 Holdings Limited, or CHL, which we hold through Macquarie Yorkshire Limited, net of amortization expense; and

•	net interest income resulting from loans between us and a subsidiary of CHL.

	Quarter Ended September 30,				Nine Months Ended September 30,
	2006	2005	Change		2006	2005	Change
	$	$	$	%	$	$	$	%
	($ in thousands)
	(Unaudited)

Equity in earnings of investee	2,207	3,052	(845)	(27.7)	9,434	5,941	3,493	58.8
Amortization	(998)	(1,098)	100	(9.1)	(2,906)	(3,474)	568	(16.4)

Equity in earnings and amortization of investee	1,209	1,954	(745)	(38.1)	6,528	2,467	4,061	164.6

We own our toll road business through our 50% interest in CHL and share control with our joint venture partner Balfour Beatty plc. We received cash totaling $6.8 million and $7.7 million for the nine months ended September 30, 2006 and 2005, respectively, from CHL comprising dividends, interest and principal loan payments.

In addition to our share of the net income from the toll road business, less amortization expense, we also earned interest income for the quarter and nine months ended September 30, 2006 from our shareholder loans to Connect M1-A1 Limited, the wholly-owned subsidiary of CHL that holds the toll road concession, of $431,000 and

$1.3 million, respectively, offset by $276,000 and $797,000, respectively, in interest expense for our loan from Connect M1-A1 Limited. Interest income (comprising interest on shareholder loans and bank interest) and interest expense for the quarter ended September 30, 2005 was $424,000 and $247,000, respectively, and for the nine months ended September 30, 2005 was $1.4 million and $766,000, respectively.

Investments

Macquarie Communications Infrastructure Group, or MCG

MCG paid cash distributions of AUD 19.5 cents per stapled security in February 2006 and August 2006 for the six months ended December 31, 2005 and June 30, 2006. We received total cash of $4.6 million net of withholding taxes.

South East Water, or SEW

Included in our results for the nine months ended September 30, 2006 is $6.0 million in cash dividend income from our investment in SEW, $3.4 million of which we received in the third quarter.

LIQUIDITY AND CAPITAL RESOURCES

We do not intend to retain significant cash balances in excess of what are prudent reserves. We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements, including in relation to our acquisition strategy, our debt obligations and our dividend policy. We base our assessment on the following assumptions that:

•	all of our businesses and investments generate, and will continue to generate, significant operating cash flow;

•	the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow;

•	all significant short-term growth capital expenditure will be funded with cash on hand or from committed undrawn debt facilities;

•	payments on Thermal Chicago/Northwind Aladdin’s debt that will begin to amortize in 2007 can be paid from operating cash flow;

•	we will be able to raise equity to refinance amounts borrowed under our revolving credit facility prior to its maturity; and

•	IMTT will be able to refinance and increase the size of its existing debt facilities on amended terms during 2006 and 2007.

•	following our equity refinancing following September 30, 2006, we have $300.0 million of revolving financing available.

The section below discusses the sources and uses of cash of our businesses and investments.

Our Consolidated Cash Flow

The following information details our consolidated cash flows from operating, financing and investing activities for the periods ended September 30, 2006 and September 30, 2005.

On a consolidated basis, cash flow provided by operating activities totalled $37.3 million in the nine months ended September 30, 2006. Cash flow from operations increased 1.7% over the first nine months in 2005. The increase is primarily the result of the positive contribution from acquisitions made by our airport services business and continued organic growth in our consolidated businesses and acquisition of TGC and Trajen. Offsetting these increases were higher interest expenses resulting from increased debt levels.

On a consolidated basis, cash flow used in investing activities totalled $782.9 million in the nine months ended September 30, 2006. This was a significant increase over the first nine months in 2005.

In the second quarter of 2006, the Company acquired International-Matex Tank Terminals for $257.0 million. In addition, our gas utility business was purchased for $263.3 million, less $7.8 million cash acquired, in the second quarter of 2006. In the third quarter of 2006, the Company acquired Trajen for $347.3 million. Actual cash outflow during the nine months ending September 30, 2006 was reduced by acquisition related expenses paid for in 2005. The Company received $76.9 million in proceeds for the sale of MCG securities.

On a consolidated basis, cash flow provided by financing activities totalled $667.8 million in the first nine months of 2006. Cash flow from financing activities increased significantly over the first nine months in 2005. Our gas utility business borrowed $160.0 million to finance the equity component of the TGC acquisition. Airport services borrowed an additional $180.0 million under its facility to finance the Trajen acquisition. The airport parking business refinanced its debt facilities paying out $185 million of existing debt and receiving $195.0 million from the new facility.

During the period ended September 30, 2006, we borrowed $454 million under the revolving portion of the MIC Inc. acquisition facility to finance our acquisition of 50% of the equity of IMTT Holdings, the acquisition of The Gas Company and the acquisition of Trajen. We repaid $76.5 million of the MIC acquisition facility on August 19, 2006 with proceeds from the sale of our interest in MCG. For a description of this facility see “Liquidity and Capital Resources” in our Annual Report on Form 10-K/A for the year ended December 31, 2005, filed with the SEC on October 16, 2006 and in our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

As of September 30, 2006, our consolidated cash and cash equivalent balances totalled $38.0 million.

	Nine Months Ended, September 30,
	2006	2005	Change
	($ in thousands)

Cash provided by operations	$37,326	$36,693	1.7%
Cash used in investing activities	$(782,887)	$(131,069)	NM
Cash provided by (used in) financing activities	$667,806	$(1,804)	NM

NM — Not meaningful

Airport Services Business Cash Flow

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	($ in thousands)

Cash provided by operations	$24,675	$16,307
Cash used in investing activities	$(350,211)	$(112,343)
Cash provided by financing activities	$327,680	$96,840

Key factors influencing cash flow from our airport services business were as follows:

•	the acquisitions and financing of EAR and Trajen in August 2005 and July 2006, respectively, that have increased cash flow from operations, cash used in investing activities and cash provided by financing activities in the first nine months of 2006 compared to the first nine months of 2005;

•	improved performance at existing locations resulting in increased cash flow from operations partially offset by;

•	increases in interest expense reflecting higher debt levels and working capital due to paydown of Trajen payables prior to system integration and increases in accounts receivable;

•	capital expenditures, included in cash from investing activities, were $3.9 million in 2006 compared to $3.5 million in 2005, and included $2.4 million for maintenance and $1.5 million for expansion; and

•	distributions to MIC Inc., reducing cash from financing activities by $22.6 million in 2006 compared to $13.3 million in 2005;

For a description of our airport services business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K/A for the fiscal year ended December 31, 2005 and in Part I, Item 2 of our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

The Gas Company Business Cash Flow

Because TGC’s cash flows are only included in our financial results for the period June 7, 2006 through September 30, 2006, the following analysis compares the historical cash flows for TGC under its current and prior owner for the nine months ended September 30, 2006 and 2005. We believe that this is a more appropriate approach to explaining the historical cash flow trends of TGC than discussing the composition of cash flows that is included in our consolidated cash flows.

	Nine Months Ended
	September 30,
	2006	2005	Change
	$	$	$	%
	(in thousands)

Cash provided by operations	12,955	15,019	(2,064)	(13.7)
Cash used in investing activities	(263,968)	(4,791)	(259,177)	NM
Cash provided by (used in) financing activities	252,450	(3,208)	255,658	NM

     NM — Not meaningful

Key factors influencing cash flow from our gas distribution business were as follows:

•	The decrease in operating cash flow for the first nine months of 2006 compared with 2005 was the result of transaction costs and normal working capital fluctuations.

•	Cash used in investing activities for 2006 comprised $255.9 million for our purchase of TGC’s net assets plus $8.1 million of capital expenditures. Of the total capital expenditures, $4.6 million were paid prior to MIC’s purchase of the business. The cash used in investing activities for 2005 was entirely for capital additions.

•	Cash provided by financing activities for 2006 comprised $160.0 million of new term debt incurred to finance the purchase of TGC and $106.7 million of equity capital invested by MIC to purchase TGC less the sum of $3.3 million of MIC financing costs, dividends from TGC to MIC Inc. of $1 million and dividends from TGC to its prior owner of $9.9 million. The $3,208,000 of cash used in financing activities for the first nine months of 2005 related to TGC distributions to its then parent company.

At September 30, 2006, TGC had cash of $849,000 and had $20.0 million available to borrow under its $20 million revolving credit facility. On October 24, 2006, TGC borrowed $2.0 million on its $20 million revolving credit facility. One million dollars of this was to fund working capital needs and the remaining $1 million was to finance capital expenditures for TGC’s utility operations. A $1.0 million cash dividend on our equity was paid on July 21, 2006 and a $2.7 million cash dividend was paid on October 20, 2006.

Pursuant to TGC purchase agreement, TGC established escrow accounts $8.6 million of which $4.4 million was withdrawn in the third quarter as reimbursement for a one-time customer rebate and fuel cost adjustments. The remaining $4.2 million may be released to TGC to reimburse it for future fuel cost adjustments.

For a description of TGC’s debt and credit facilities, see “Liquidity and Capital Resources” in Part I, Item 2 of our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

Airport Parking Business Cash Flow

	Nine Months Ended
	Sept. 30,	Sept. 30,
	2006	2005
	($ in thousands)

Cash provided by operations	$4,206	$3,433
Cash used in investing activities	$(2,975)	$(7,462)
Cash provided by financing activities	$2,066	$21,361

Key factors influencing cash flow from our airport parking business were as follows:

•	increased cash from operations in 2006 over 2005 is due to 2005 acquisitions and improved operating margins at comparable locations.

•	capital expenditures in 2006 exceeded those in 2005 by $1.9 million, due to fleet replacements and lot improvements at the Sunpark facilities: investing activities in 2005 included deposits related to the Sunpark acquisition which closed in October 2005

•	financing activities in 2005 included the sale of capital ($16 million) necessary to complete the Sunpark transaction together with an inter-company bridge loan ($4.8 million); financing activities in 2006 included the net proceeds from the debt refinance ($7.4 million), release of restricted cash ($1.1 million) no longer required under the terms of the new facility, offset by the repayment of the inter-company bridge loan ($4.8 million) and higher capital lease payments ($0.5 million).

For our airport parking business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K/A for the fiscal year ended December 31, 2005 filed with the SEC on October 16, 2006 and Note 9, Long-Term Debt to our condensed consolidated financial statements included in this Quarterly Report.

District Energy Business Cash Flow

	Nine Months Ended September 30,		Change
	2006	2005	$	%
		($ in thousands)

Cash provided by operations	$6,868	$8,058	$(1,190)	(14.8)
Cash used in investing activities	(1,247)	(88)	(1,159)	(1317.0)
Cash used in financing activities	(5,940)	(6,350)	410	6.5

Key factors influencing cash flow from our district energy business were as follows:

•	working capital usage reflecting timing of trade receivables and payment of accrued expenses;

•	increase in cash used due to the timing of on-going maintenance capital expenditures for system reliability, growth capital expenditures for new customer connections and the 2005 goodwill adjustment of $694,000 related to our share of a settlement providing for the early release of escrow established with the Aladdin bankruptcy;

•	dividend distributions of $7.4 million in 2006 compared to $6.5 million in 2005; and

•	additional borrowings in 2006 of $1.7 million to finance capital expenditures.

For our District Energy Business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2005. We have not had any material changes to our debt and credit facilities since March 14, 2006, our original 10-K filing date, except for the drawdown of the revolving credit facility of $2.6 million as of September 30, 2006.

MDE, a subsidiary of MDEH and the direct holding company for Thermal Chicago and our interest in Northwind Aladdin, have $120 million of aggregate principal amount of fixed rate senior secured notes maturing December 31, 2023, with variable quarterly amortization commencing December 31, 2007.

IMTT Cash Flow

The acquisition of our 50% interest in IMTT was completed on May 1, 2006. The following analysis compares the historical cash flows for IMTT under its current and prior owners. We believe that this is a more appropriate approach to explaining the historical cash flow trends of IMTT, rather than discussing the cash flows from IMTT included in our consolidated cash flows for the period May 1, 2006 through September 30, 2006.

	Nine Months
	Ended September 30,
	2006	2005
	($ in thousands)

Cash provided by operations	$46,497	$41,836
Cash used in investing activities	$(60,297)	$(21,819)
Cash provided by (used in) financing activities	$79,161	$(18,005)

Key factors influencing cash flow at IMTT were as follows:

•	cash provided by operations increased due to an increase in EBITDA and a decrease in interest paid as discussed in Business Segment Operations;

•	cash used in investing activities increased principally due to high levels of specific capital expenditure relating to the construction of the new facility at Geismar, LA and the construction of new storage tanks at IMTT’s existing facility at St. Rose, LA as discussed in Capital Expenditure; and

•	substantial cash was provided to IMTT from financing activities as a result of our investment in IMTT net of dividends paid to the existing shareholders of IMTT and repayments of borrowings.

Pursuant to the terms of the shareholders’ agreement between ourselves and the other shareholders in IMTT, all shareholders in IMTT other than us are required to loan all dividends received by them (excluding the $100.0 million dividend paid to prior existing shareholders at the closing of our investment in IMTT), net of tax payable in relation to such dividends, through the quarter ending December 31, 2007 back to IMTT Holdings Inc. The shareholder loan will have at a fixed interest rate of 5.5% and be repaid over 15 years by IMTT Holdings Inc with equal quarterly amortization commencing March 31, 2008. Shareholder loans of $5.6 million were outstanding as at September 30, 2006.

For a description of the IMTT debt facilities see “Liquidity and Capital Resources” in Part I, Item 2 of our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.

Toll Road Business

Connect Ml-Al Limited uses its cash flow after funding its operations to make interest and principal payments on its senior debt, to make interest and principal payments on its subordinated debt to Macquarie Yorkshire and Balfour Beatty and then to make dividend payments to CHL. CHL then distributes these dividends to Macquarie Yorkshire (50%) and Balfour Beatty (50%). The subordinated debt interest payments received by Macquarie Yorkshire are included in our consolidated cash flow from operations and subordinated debt principal payments and dividends are included in our consolidated cash flow from investing activities.

Investments in MCG and SEW

Our cash flow from operations for the nine months ended September 30, 2006 included dividends from our investments in MCG and SEW. We received total dividends from MCG of approximately AUD $6.4 million (USD $4.6 million net of applicable Australian withholding taxes) for the nine months ended September 30, 2006.We received total dividends from our investment in SEW of approximately $6.0 million for the nine months ended September 30, 2006.

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

Airport Services Business

Maintenance Capital Expenditure

We expect to spend approximately $3.8 million, or $200,000 per FBO, per year on maintenance capital expenditure at existing FBO’s. At our newly acquired Trajen FBO’s we expect to spend approximately $3.3 million or $140,000 per FBO, per year on maintenance capital expenditure. The amounts will be spent on items such as repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. This expenditure is funded from cash flow from operations.

Specific Capital Expenditure

We intend to incur a total of approximately $12.4 million at existing FBOs on specific capital expenditure in 2006 and 2007, which we intend to fund from cash on hand. We expect to spend $2.7 million on specific capital expenditure in 2006 and 2007 at our newly acquired Trajen FBO’s.

The Gas Company

Capital Expenditure

TGC expects to spend approximately $11.0 million for maintenance, routine replacements of current facilities and equipment, and to support business growth in calender year 2006, of which $8.1 million was incurred through September 30, 2006. Approximately $2.9 million of the expected total year capital expenditures are for growth related assets such as tanks, meters and regulators that are needed to provide service to new customers. The remaining $8.1 million comprises approximately $5.8 million for maintenance capital expenditures and $2.3 million for other renewals and upgrades.

Airport Parking Business

Maintenance Capital Expenditure

Maintenance capital projects include regular replacement of shuttle buses and IT equipment, some of which are capital expenditures paid in cash and some of which are financed, including with capital leases. In 2006, our airport parking businesses previously expected to commit to maintenance related capital projects totaling $3.6 million. As a result of the refinancing of our debt facilities in 2006 and the sale of surplus land, our airport parking business has additional funds available for capital expenditure. These funds will be used to accelerate replacement of shuttle buses and signage previously scheduled for 2007.

Our airport parking business will also commence operation of a new leased facility in the fourth quarter of 2006. Initial capital expenditure associated with this new facility includes shuttle buses, point of sale system, signage and general repairs. Our airport parking business now expects to commit to maintenance related capital projects totaling $4.9 million as follows:

Revised Commitments	(Amount in millions)

Previous Capital Expenditure	$3.60
Acceleration of Fleet	$0.50
New Facility	$0.39
Signage Upgrades	$0.30
Other	$0.05
TOTAL	$4.84

Debt and other financing activities will fund $3.5 million, while proceeds from the sale of land will fund $0.3 million and the balance of $1.0 million to be paid in cash.

Specific Capital Expenditure

In 2006, our airport parking business expects to commit to $500,000 of specific capital projects $200,000 of which represents specific capital expenditure funded through capital leases with the remaining $300,000 to be paid in cash.

In addition, we intend to spend $520,000 in 2006 on capital expenditures related to our SunPark facilities, all of which were pre-funded at the time of our acquisition.

District Energy Business

Maintenance Capital Expenditure

Our district energy business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Since 2004, minor system modifications have been made that increased system capacity by approximately 3,000 tons or 3%. Maintenance capital expenditures through the end of 2007 will be funded from available debt facilities and thereafter are expected to be funded from cash flow from operations.

Specific Capital Expenditure

We anticipate that our district energy business will spend approximately $8.4 million for system expansion over two years starting in late 2006. This expansion, in conjunction with operational strategies and increases noted above, will add approximately 16,000 tons of saleable capacity to the downtown cooling system. Approximately 6,700 tons of saleable capacity has been used in 2006 to accommodate four customers that converted from interruptible to continuous service.

The balance of saleable capacity (9,300 tons) is in the process of being sold to new or existing customers. As of September 30, 2006, we have signed contracts with three customers representing about one third of the remaining additional saleable capacity. These customers will begin receiving service between 2006 and 2009. We have identified the likely purchasers of the remaining saleable capacity and expect to have contracts signed by the end of 2007.

We estimate that we will incur additional capital expenditure of $5.6 million connecting new customers to the system over the next three years. The additional capital expenditure includes connection costs for 2,400 tons of capacity above the current saleable capacity (9,300 tons). We anticipate minor system modifications will support the additional consumption. Typically, new customers will reimburse our district energy business for some, if not all, of these expenditures. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to our district energy business committing to the capital expenditure. Approval from the City of Chicago may be required if expansion of underground distribution piping is necessary.

Based on recent contract experience, each new ton of capacity sold will add approximately $425 to annual revenues in the first year of service. Approximately 50% of this increased revenue is in the form of cooling capacity revenue and the balance as cooling consumption revenue.

We expect to fund the capital expenditure for system expansion and interconnection by drawing on available debt facilities.

IMTT

Maintenance Capital Expenditure

During the nine months ended September 30, 2006, IMTT spent $14.5 million on maintenance capital expenditure, including $12.4 million principally in relation to storage tank refurbishments and $2.0 million on environmental capital expenditure, principally in relation to improvements in containment measures. Looking forward it is anticipated that total maintenance capital expenditure (maintenance and environmental) is unlikely to exceed a range of between $30.0 million and $40.0 million per year and is expected to be approximately $24.0 million for the 2006 full year due to the deferral of environmental capital expenditure into subsequent periods. The expected level of future maintenance capital expenditure over the longer term primarily reflects the need for increased environmental expenditures going forward both to remediate existing sites and to upgrade waste water treatment and spill containment infrastructure to comply with existing, and currently foreseeable changes to, environmental regulations. Future maintenance capital expenditure is expected to be funded from IMTT’s cash flow from operations.

Specific Capital Expenditure

During the nine months ended September 30, 2006, IMTT spent $45.6 million on specific expansion projects including $22.8 million in relation to the construction of a new bulk liquid chemical storage facility at Geismar and $11.8 million in relation to the on-going construction of new storage tanks at IMTT’s existing facility at St. Rose. The balance of the specific capital expenditure is related to a number of smaller projects to improve the capabilities of IMTT’s facilities. IMTT has currently committed to further capital expenditure over the course of 2006 and 2007 of at least approximately $137.2 million in relation to the construction of the Geismar facility and to further capital expenditure of at least $19.2 million in relation to the construction of 15 new storage tanks at IMTT’s existing facilities in Louisiana. It is anticipated that the proposed specific capital expenditure will be fully funded using a combination of IMTT’s cash flow from operations, IMTT’s debt facilities, the proceeds from our investment in IMTT and future loans from the IMTT shareholders other than us. IMTT’s current debt facilities will need to be refinanced on amended terms and increased in size during 2006 and 2007 to provide the funding necessary for IMTT to fully pursue its expansion plans.

Commitments and Contingencies

For a discussion of the future obligations of MIC Inc., the U.S. holding company for our consolidated businesses, due by period, under their various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, filed with the SEC on October 16, 2006. We have not had any material changes to those commitments since March 14, 2006, our original 10-K filing date with the SEC, except as discussed in Note 19, Subsequent Events, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q, and except as noted below.

MIC Inc.

As of September 30, 2006, MIC Inc. had $274.0 million of borrowings under its revolving credit facility, which is due for repayment in March 2008. This amount was paid in full in November 2006.

Airport Services Group—Trajen

The following table summarizes the future obligations relating to Trajen, by period, as of September 30, 2006, under various contractual obligations and commitments.

	Payments due by period
$ in thousands	Total	Prior to 12/31/06	2007-2008	2009-2010	2011 and Thereafter

Long-term debt(1)	$180,000	$—	$—	$180,000	$—
Property leases	71,404	1,277	9,739	9,408	50,980
Notes payable	306	70	195	21	20

Total	$251,710	$1,347	$9,934	$189,429	$51,000

(1)	The long-term debt represents the expansion of the existing debt facility relating to the Trajen acquisition.

CRITICAL ACCOUNTING POLICIES

For critical accounting policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. Our critical accounting policies have not changed materially from the description contained in that Annual Report.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 3, Significant Accounting Policies, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q for details on new accounting pronouncements which is incorporated herein by reference.

OTHER MATTERS

The discussion of the financial condition and results of operations of the company should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein. This discussion contains forward looking statements that involve risks and uncertainties and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” and similar expressions identify such forward-looking statements. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and additional risk factors set forth in Part II, Item 1A below. Unless required by law, we can undertake no obligation to update forward-looking statements. Readers should also carefully review the risk factors set forth in other reports and documents filed from time to time with the SEC.

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

Interest Rate Risk

MIC Inc. Level Debt

The total debt facilities outstanding at the MIC Inc. level was $454.0 million at September 30, 2006. This is comprised of a $300.0 million revolving credit facility drawn to $274.0 million and a $180.0 million fully drawn term facility. The acquisition facility is not hedged and therefore we are exposed to fluctuations in interest rates. A 1% increase in the interest rate on the revolver would result in a $2.7 million increase in the interest cost per year. A corresponding 1% decrease would result in a $2.7 million decrease in interest cost per year. A 1% increase in the interest rate on the term facility would result in a $1.8 million increase in the interest cost per year. A corresponding 1% decrease would result in a $1.8 million decrease in interest cost per year. On November 7, 2006, we repaid in full all outstanding borrowings under this facility.

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

The Gas Company

TGC and its holding company, HGC, are exposed to interest rate risk in relation to the borrowings of our business. The senior term debt for TGC and HGC comprises two non-amortizing term facilities totaling $160.0 million and a senior secured revolving credit facility totaling $20.0 million, none of which is outstanding at September 30, 2006. These variable rate facilities mature on August 31, 2013.

A 1% increase in the interest rate on TGC and HGC’s term debt would result in a $1.6 million increase in interest cost per year. A corresponding 1% decrease would result in a $1.6 million decrease in annual interest cost. TGC and HGC’s exposure to interest rate changes has, however, been fully hedged from September 1, 2006 until maturity through interest rate swaps. These derivative hedging arrangements will offset any interest rate increases or decreases during the term of the notes, resulting in stable interest rates of 5.24% for TGC (rising to 5.34% in years 6 and 7 of the facility) and 5.44% for HGC (rising to 5.55% in years 6 and 7 of the facility). TGC’s and HGC’s swaps were entered into on August 17 and 18, 2005, but became effective on August 31, 2006. The current value of the swaps as of September 30, 2006 was $2.0 million, a $5.9 million decrease from June 30, 2006. This difference was included in net income for the third quarter of 2006. A 10% relative decrease in market interest rates from September 30, 2006 levels would decrease the fair market value of the hedge instruments by $4.6 million. A corresponding 10% relative increase would increase their fair market value by $4.3 million.

IMTT

IMTT, at September 30, 2006, had two issues of tax exempt revenue bonds outstanding with a total balance of $36.3 million where the interest rate is reset daily by tender. A 1% increase in interest rates on this tax exempt debt would result in a $363,000 increase in interest cost per year and a corresponding 1% decrease would result in a $363,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes through the tax exempt debt has been largely hedged through October 2007 through the use of a $50.0 million notional value interest rate swap. As the interest rate swap is fixed against 90-day LIBOR, it does not result in a perfect hedge for short term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. The face value of the interest rate swap currently exceeds IMTT’s total outstanding floating rate debt as a consequence of repayment of debt under the revolving credit facility described above subsequent to our investment in IMTT. If interest rates decrease, the value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $203,000 and a corresponding 10% relative increase would result in a $201,000 increase in the fair market value.

IMTT at September 30, 2006 had $5.6 million outstanding under the CAD revolving credit facility. A 1% increase in interest rates on the CAD revolver would result in a $56,000 increase in interest cost per year. A corresponding 1% decrease would result in a $56,000 decrease in interest cost per year.

IMTT at September 30, 2006 had a $117.0 million floating rate term loan outstanding. A 1% increase in interest rates on the term loan would result in a $1.2 million increase in interest cost per year. A corresponding 1 % decrease would result in a $1.2 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the term loan has been fully hedged through the use of an amortizing interest rate swap. These hedging arrangements will fully offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $2.2 million. A corresponding 10% relative increase in interest rates would result in a $2.1 million increase in the fair market value of the interest rate swap.

ITEM 4.	CONTROLS AND PROCEDURES

As discussed in Note 18 to our unaudited consolidated financial statements, we restated our unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006 due to a deficiency in our processes and procedures related to the accounting treatment for derivative instruments. Following our initial discovery of several errors related to hedge accounting, on September 13, 2006 our Audit Committee determined that we would amend and restate previously issued unaudited financial statements and other financial information for the quarters ended March 31, 2006 and June 30, 2006 for certain derivative instruments that did not qualify for hedge accounting during those periods and that the originally filed unaudited financial statements and other financial information should not be relied upon. We also initiated a comprehensive review of all of our determinations and documentation related to hedge accounting for derivative instruments, as well as our related processes and procedures. As a result of that review, management determined that none of our interest rate and foreign exchange derivative instruments met the criteria required for use of either the “short-cut” or “critical terms match” methods of hedge accounting for all periods from April 13, 2006 (inception). On October 13, 2006, management recommended to the Audit Committee that our 2005 unaudited quarterly financial information and certain 2005 segment financial information within Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be restated to reflect the elimination of hedge accounting for derivative instruments. The Audit Committee agreed with management’s recommendation and determined that previously reported 2005 unaudited quarterly financial information and certain 2005 segment financial information within Management’s Discussion and Analysis of Financial Condition and Results of Operations should no longer be relied upon. We also determined to discontinue the use of hedge accounting through the remainder of 2006.

On October 16, 2006, we filed amended and restated Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 to eliminate the use of hedge accounting for all of our derivative instruments and an amended and restated Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2006, for the year ended December 31, 2005 to revise the quarterly and segment financial information discussed above.

We evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer. In connection with the restatement described above, management concluded that a material weakness existed in our internal control over financial reporting as of December 31, 2005, March 31, 2006 and June 30, 2006 as a result of a deficiency in our processes and procedures relating to hedge accounting for derivative instruments. Solely because of this material weakness, management has concluded that disclosure controls and procedures were not effective as of these dates.

We fully remediated the material weakness in our internal control over financial reporting for the remainder of 2006 by discontinuing the use of hedge accounting. Therefore, management has concluded that disclosure controls and procedures were effective as of September 30, 2006.

In addition, we plan to fully remediate the material weakness in our internal control over financial reporting with respect to the application of hedge accounting for derivative instruments prior to applying hedge accounting for derivative instruments. At a minimum, this remediation will result in the installation and testing of the following procedures and training:

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

Except as described above, there was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings other than as disclosed in Part I, Item 3 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, filed with the SEC on October 16, 2006, supplemented by the information in Part II, Item 1 of each of our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006.

ITEM 1A.	RISK FACTORS

The following risk factors could affect TGC or IMTT and should be considered in connection with our discussion of forward-looking statements and with the risk factors that were included with our most recently filed Forms 10-K and 10-Q.

We urge you to carefully read the risks described below in Part I, Item 1A “Risk Factors” of our amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, filed with the SEC on October 16, 2006. An investment in shares of trust stock involves a number of risks. Any of these risks could result in a significant or material adverse effect on our results of operations or financial condition and a corresponding decline in the market price of the shares.

Risks Related to Our Business

We have only operated as a combined company since December 2004, during which time we have devoted significant resources to integrating our businesses, thereby diverting attention from strategic initiatives.

We completed our initial public offering and the acquisition of our initial businesses and investments in December 2004 and completed additional acquisitions for our airport services business and airport parking business during 2005. On May 1, 2006, we completed the acquisition of our 50% ownership interest in IMTT’s bulk liquid storage business. On June 7, 2006, we completed the acquisition of TGC, our gas production and distribution business in Hawaii. On July 11, 2006, we completed the acquisition of Trajen. With the exception of our district energy business, prior to our acquisition all of our businesses were privately owned and not subject to financial and disclosure requirements and controls applicable to U.S. public companies. We have expended significant time and resources throughout our operations to develop and implement effective systems and procedures, including accounting and financial reporting systems, in order to manage our operations on a combined basis as a consolidated U.S. public company. As a result, these businesses have been limited, and may continue to be limited, in their ability to pursue strategic operating initiatives and achieve our internal growth expectations. In addition, due to our short operating history as a consolidated U.S. public company, the performance of our consolidated business during its first year of operations may not be an accurate indicator of our prospects for future years.

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

The market price of our shares may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our shares and may adversely affect our ability to raise capital through equity financings. These factors include the following:

•	price and volume fluctuations in the stock markets generally;

•	significant volatility in the market price and trading volume of securities of registered investment companies, business development companies or companies in our sectors, which may not be related to the operating performance of these companies;

•	fluctuations in interest rates;

•	fluctuations in our earnings caused by marking to market on a quarterly basis our derivative instruments;

•	changes in our earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	changes in regulatory policies or tax law;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Certain provisions of the management services agreement, the second amended and restated operating agreement of the company, the second amended and restated trust agreement and other agreements make it difficult for third parties to acquire control of the trust and the company and could deprive you of the opportunity to obtain a takeover premium for your shares.

Under the terms of the management services agreement, our Manager must significantly underperform in order for the management services agreement to be terminated. The company’s board of directors cannot remove our Manager unless:

•	our shares underperform a weighted average of two benchmark utilities indices by more than 30% in relative terms and more than 2.5% in absolute terms in 16 out of 20 consecutive quarters prior to and including the most recent full quarter, and the holders of a minimum of 66 2/3% of the outstanding trust stock (excluding any shares of trust stock owned by our Manager or any affiliate of the Manager) vote to remove our Manager;

•	our Manager materially breaches the terms of the management services agreement and such breach continues unremedied for 60 days after notice;

•	our Manager acts with gross negligence, willful misconduct, bad faith or reckless disregard of its duties in carrying out its obligations under the management services agreement, or engages in fraudulent or dishonest acts; or

•	our Manager experiences certain bankruptcy events.

Our Manager’s performance will be measured by the market performance of our shares relative to a weighted average of two benchmark utilities indices, a U.S. utilities index and a European utilities index, weighted in proportion to our U.S. and non-U.S. equity investments. As a result, even if the absolute market performance of our shares does not meet expectations, the company’s board of directors cannot remove our Manager unless the market performance of our shares also significantly under performs the benchmark. If we were unable to remove our Manager in circumstances where the absolute market performance of our shares does not meet expectations, the market price of our shares could be negatively affected.

In addition to the limited circumstances in which our Manager can be terminated under the terms of the management services agreement, the management services agreement provides that, in circumstances where the trust stock ceases to be listed on a recognized U.S. exchange or on the Nasdaq National Market as a result of the acquisition of trust stock by third parties in an amount that results in the trust stock ceasing to meet the distribution and trading criteria on such exchange or market, our Manager has the option to either propose an alternate fee structure and remain our Manager or resign, terminate the management services agreement upon 30 days’ written notice and be paid a substantial termination fee. The termination fee payable on our Manager’s exercise of its rights to resign as our Manager subsequent to a delisting of our shares could delay or prevent a change in control of the company that may favor our shareholders. Furthermore, where our Manager elects not to resign subsequent to a delisting and unless otherwise approved in writing by our Manager, any proceeds from the sale, lease or exchange of a significant amount of assets must be reinvested in new assets of our company. We will also be prohibited from incurring any new indebtedness or engaging in any transactions with the shareholders of the trust, the company or their respective affiliates without the prior written approval of our Manager. These provisions could also delay or prevent a change in control of the company that may favor our shareholders.

The second amended and restated operating agreement of the company, which we refer to as the LLC agreement, and the second amended and restated trust agreement, which we refer to as the trust agreement, contain a number of provisions that could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, control of the trust and the company. These provisions include:

•	restrictions on the company’s ability to enter into certain transactions with our major shareholders, with the exception of our Manager, modeled on the limitation contained in Section 203 of the Delaware General Corporation Law;

•	allowing only the company’s board of directors to fill vacancies, including newly created directorships, and requiring that directors may be removed only for cause and by a shareholder vote of 66 2/3%;

•	requiring that only the company’s chairman or board of directors may call a special meeting of our shareholders;

•	prohibiting shareholders from taking any action by written consent;

•	establishing advance notice requirements for nominations of candidates for election to the company’s board of directors or for proposing matters that can be acted upon by our shareholders at a shareholders’ meeting;

•	having a substantial number of additional shares of authorized but unissued trust stock;

•	providing the company’s board of directors with broad authority to amend the LLC agreement and the trust agreement; and

•	requiring that any person who is the beneficial owner of ten percent or more of our shares to make a number of representations to the City of Chicago in its standard form of Economic Disclosure Statement, or EDS.

In addition, most of the contracts governing our debt arrangements contain change of control provisions that would require repayment or cause a default in the event our Manager or another member of the Macquarie Group ceases to manage the company.

Our Manager’s affiliation with Macquarie Bank Limited and the Macquarie Group may result in conflicts of interest.

Our Manager is an affiliate of Macquarie Bank Limited and a member of the Macquarie Group. From time to time, we have entered into, and in the future we may enter into, transactions and relationships involving Macquarie Bank Limited, its affiliates, or other members of the Macquarie Group. Such transactions have included and may include, among other things, the acquisition of businesses and investments from Macquarie Group members, the entry into debt facilities and derivative instruments with Macquarie Bank Limited serving as lender or counterparty, and financial advisory services provided to us by Macquarie Securities (USA) Inc. and other affiliates of Macquarie Bank Limited.

Although our audit committee, all of the members of which are independent directors, is required to approve of any related party transactions, including those involving Macquarie Bank Limited, its affiliates, or members of the Macquarie Group, the relationship of our Manager to Macquarie Bank Limited and the Macquarie Group may result in conflicts of interest.

Risks Related to Our New Businesses

TGC relies on its synthetic natural gas, or SNG, plant, including its transmission pipeline, for a significant portion of its sales. Disruptions at that facility could adversely affect TGC’s ability to serve customers.

Disruptions at the SNG plant resulting from mechanical or operational problems could affect TGC’s ability to produce SNG. Most of the regulated sales on Oahu are of SNG and are produced at this plant. Disruptions to the primary and redundant production systems would have a significant adverse effect on sales and cash flows.

TGC depends heavily on the two Oahu oil refineries for liquefied petroleum gas and the primary feedstock for its SNG plant. Disruptions at either of those refineries may adversely affect TGC’s operations.

TGC’s business comprises the manufacture of SNG and the distribution of SNG and liquefied petroleum gas, or LPG. Any feedstock, SNG or LPG supply disruptions that limit its ability to manufacture and deliver gas for customers would adversely affect its ability to carry out its operating activities. These could include: an inability to renew feedstock purchase arrangements, including our current SNG feedstock agreement which is due for renewal in 2007; extended unavailability of one or both of the Oahu refineries; a disruption to crude oil supplies or feedstocks to Hawaii; or an inability to purchase LPG from foreign sources. Specifically, TGC is limited in its ability to store both foreign-sourced LPG and domestic LPG at the same location at the same time and, therefore, any disruption in supply may cause a short-term depletion of LPG. All supply disruptions, if occurring for an extended period, could materially adversely impact TGC’s sales and cash flows.

TGC’s most significant costs are locally-sourced LPG, LPG imports and feedstock for the SNG plant, the costs of which are directly related to petroleum prices. To the extent that these costs cannot be passed on to customers, TGC’s sales and cash flows will be adversely affected.

The profitability of TGC is based on the margin of sales prices over costs. Since LPG and feedstock for the SNG plant are commodities, changes in the market for these products can have a significant impact on costs. In addition, increased reliance on higher-priced foreign sources of LPG, whether due to disruptions or shortages in local sources or otherwise, could also have a significant impact on costs. TGC has no control over these costs, and, to the extent that these costs cannot be passed on to customers, TGC’s financial condition and the results of operations would be adversely affected. Higher prices could result in reduced customer demand or could result in customer conversion to alternative energy sources. This would reduce sales volume and adversely affect profits.

TGC’s operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported to those islands by Jones Act qualified barges from Oahu and from non-Jones Act vessels from foreign ports. Disruptions to those vessels could adversely affect TGC’s results of operations.

TGC has time charter agreements allowing the use of two barges that have the capability of transporting 424,000 gallons and 657,000 gallons of LPG, respectively. The Jones Act requires that vessels carrying cargo between two U.S. ports meet certain requirements. The barges used by TGC are the only two Jones Act qualified barges capable of carrying large volumes of LPG that are available in the Hawaiian Islands. They are near the end of their useful economic lives, and TGC intends to replace one or both of them in the near future. To the extent that TGC is unable to replace these barges, or alternatively, these barges are unable to transport LPG from Oahu and TGC is not able to secure foreign-source LPG or obtain an exemption to the Jones Act, the storage capacity on those islands could be depleted and sales and cash flows could be adversely affected.

The recovery of amounts expended for capital projects and operating expenses in the regulated operations is subject to approval by the Hawaii Public Utilities Commission, or HPUC, which exposes TGC to the risk of incurring costs that may not be recoverable from regulated customers.

In the past, TGC has requested rate increases from the HPUC approximately every five years as its operating costs increased and as capital investments were committed. When the HPUC approved MIC’s purchase of TGC, it stipulated that no rate increase may be implemented until 2009. Should TGC seek a rate increase, there is a risk that TGC will not be granted such increase or that it will be permitted only part of the increase, which may have a material adverse effect on TGC’s financial condition and results of operations.

The non-regulated operations of TGC are subject to a variety of competitive pressures and the actions of competitors, particularly from other energy sources, could have a materially adverse effect on operating results.

In Hawaii, gas is largely used by commercial and residential customers for water heating and cooking. TGC also has wholesale customers that resell product to other end-users. Gas end-use applications may be substituted by other fuel sources such as electricity, diesel, solar and wind. Customers could, for a number of reasons, including increased gas prices, lower costs of alternative energy or convenience, meet their energy needs through alternative sources. This could have an adverse effect on TGC’s sales, revenue and cash flows.

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

The primary driver of Hawaii’s economy is tourism. A significant portion of TGC’s sales is generated from businesses that rely on tourism as their primary source of revenue. These businesses include hotels and resorts, restaurants and laundries, comprising approximately 40% of sales. Should tourism decline significantly, TGC’s commercial sales could be affected adversely.

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

Because of its geographic location, Hawaii, and in turn TGC, is subject to earthquakes and certain weather risks that could materially disrupt operations.

Hawaii is subject to earthquakes and certain weather risks, such as hurricanes, floods, heavy and sustained rains and tidal waves. Because TGC’s SNG plant, SNG transmission line and several storage facilities are close to the ocean, weather-related disruptions are possible. In addition, earthquakes may cause disruptions. These events could damage TGC’s assets or could result in wide-spread damage to TGC’s customers, thereby reducing sales volumes and, to the extent such damages are not covered by insurance, TGC’s revenue and cash flows.

TGC may face a greater exposure to terrorism than other businesses because of the nature of its products,

Because of the combustible nature of TGC’s products and consumer reliance on these products for basic services, TGC’s SNG plant, transmission pipelines, barges and storage facilities may be at greater risk for terrorism attacks than other businesses. Such attacks could affect TGC’s operations significantly.

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

Demand for IMTT’s bulk liquid storage is largely a function of U.S. domestic demand for chemical, petroleum and vegetable and animal, or V&A, oil products and, less significantly, the extent to which such products are imported into the United States rather than produced domestically. U.S. domestic demand for chemical, petroleum and V&A products is influenced by a number of factors, including economic conditions, growth in the U.S. economy and the pricing of chemical, petroleum and V&A products and their substitutes. Import volumes of these products to the United States are influenced by the cost of producing chemical, petroleum and V&A products domestically vis-à-vis overseas and the cost of transporting the products from overseas. In addition, changes in government regulations that affect imports of bulk chemical, petroleum and V&A products, including the imposition of surcharges or taxes on imported products, could adversely affect import volumes. A reduction in demand for bulk liquid storage, particularly in the New York Harbor or the lower Mississippi River, as a consequence of lower U.S. domestic demand for, or imports of, chemical, petroleum or V&A products, could lead to a decline in storage rates and tankage volumes rented by IMTT and adversely affect IMTT’s revenues and profitability.

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

IMTT’s operations are subject to numerous statutes, rules and regulations relating to environmental, health and safety protection that are complex, stringent and expensive to comply with. Although we believe that IMTT’s operations comply in all material respects with environmental, health and safety regulations, failure to comply in the future may give rise to interruptions in IMTT’s operations and civil or criminal penalties and liabilities that could adversely affect IMTT’s business and financial condition. Further, these rules and regulations are subject to change and compliance with such changes could result in a restriction of IMTT’s business activities, significant capital expenditures and/or increased ongoing operating costs.

IMTT’s current debt facilities will need to be refinanced on amended terms and increased in size during 2006 and 2007 to provide the funding necessary for IMTT to fully pursue its expansion plans. The inability to refinance this debt on acceptable terms and to borrow additional amounts would have a material adverse effect on the business. Additionally, if interest rates or margins increase, the cost of servicing any refinancing debt will increase, reducing IMTT’s profitability and its ability to pay dividends to us.

IMTT’s current debt facilities will need to be refinanced on amended terms and increased in size during 2006 and 2007 to provide the funding necessary for IMTT to fully pursue its expansion plans. We cannot assure you that IMTT will be able to refinance its debt facilities on acceptable terms, including the loosening of certain restrictive covenants, or that IMTT will be able to expand the size of its debt facilities by an amount sufficient to cover the funding requirements of its expansion plans. If IMTT is unable to obtain sufficient additional financing, it will be unable to fully pursue its current expansion plans, its growth prospects and results of operations would be adversely affected and its distributions to us would decline from current levels. This would adversely affect our ability to make distributions to shareholders. Additionally, even if available, replacement debt facilities may only be available at substantially higher interest rates or margins or with substantially more restrictive covenants. Either event may limit the operational flexibility of IMTT and its ability to upstream dividends and distributions to us. If interest rates or margins increase, IMTT will pay higher rates of interest on any debt that it raises to refinance existing debt, thereby reducing its profitability and having an adverse impact on its ability to pay dividends to us and our ability to make distributions to shareholders.

IMTT’s business involves hazardous activities, is partly located in a region with a history of significant adverse weather events and is potentially a target for terrorist attacks. We cannot assure you that IMTT is, or will be in the future, adequately insured against all such risks.

The transportation, handling and storage of petroleum, chemical and V&A products are subject to the risk of spills, leakage, contamination, fires and explosions. Any of these events may result in loss of revenue, loss of reputation or goodwill, fines, penalties and other liabilities. In certain circumstances, such events could also require IMTT to halt or significantly alter operations at all or part of the facility at which the event occurred. Consistent with industry practice, IMTT carries insurance to protect against most of the accident-related risks involved in the conduct of the business; however, the limits of IMTT’s coverage mean IMTT cannot insure against all risks. In addition, because IMTT’s facilities are not insured against loss from terrorism, a terrorist attack that significantly damages one or more of IMTT’s major facilities would have a negative impact on IMTT’s future cash flow and profitability. Further, losses sustained by insurers during hurricanes Katrina and Rita may result in lower insurance coverage and increased insurance premiums for IMTT’s properties in Louisiana going forward, a situation that could worsen if future weather events cause significant property damage in the U.S. Gulf region.

Hurricane Katrina resulted in labor and materials shortages in the regions affected. This may have a negative impact on the cost and construction timeline of IMTT’s new storage facility in Louisiana, which could result in a loss of customer contracts and reduced revenues and profitability.

In the aftermath of hurricane Katrina, construction costs in the region affected by the hurricane have increased and labor shortages have been experienced. This could have a significant negative impact on the cost and construction schedule of IMTT’s new storage facility at Geismar in Louisiana. IMTT may not be fully compensated by customers for any such increase in construction costs. In addition, substantial construction delays could result in a loss of customer contracts with no compensation or inadequate compensation, which would have a material adverse effect on IMTT’s future cash flows and profitability.

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

Under current law, qualified dividend income and long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 15%. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time and is currently scheduled to expire for tax years beginning after December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On October 16, 2006, we filed amended and restated Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2006 and June 30, 2006 to eliminate the use of hedge accounting for our derivative instruments. We also filed an Annual Report on Form 10-K/A, as filed with the SEC on October 16, 2006, to similarly restate 2005 unaudited quarterly financial statements and other quarterly financial information, as well as certain 2005 segment financial information. The restatement of our financial statements resulted in technical defaults under our acquisition credit facility at the MIC Inc. level and, due to the related restatement of financial statements for our business segments, technical defaults under the material credit facilities at each of our airport services business, airport parking business and gas utility business. Each of these defaults was promptly waived by the respective lenders.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

An exhibit index has been filed as part of this Report on page E-l.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Macquarie Infrastructure Company Trust

By:	/s/ Peter Stokes
Name: Peter Stokes

Title:	Regular Trustee

Dated: November 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Macquarie Infrastructure Company LLC

By:	/s/ Peter Stokes
Name: Peter Stokes

Title:	Chief Executive Officer

Dated: November 9, 2006

Macquarie Infrastructure Company LLC

By:	/s/ Francis T. Joyce
Name: Francis T. Joyce
Title:   Chief Financial Officer

Dated: November 9, 2006

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Sale and Purchase Agreement dated August 23, 2006 among Macquarie Yorkshire LLC, MIC European Financing SarL, Macquarie Infrastructure Company LLC and Secondary Market Infrastructure Fund UK LP, and related form of Tax Deed (incorporated by reference to Exhibit 2.1 of the Registrants’ Current Report on Form 8-K filed with the SEC on August 28, 2006)
2.2	Irrevoable Undertaking and Drag Along Request (incorporated by reference to Exhibit 2.1 of the Registrants’ Current Report on Form 8-K filed with the SEC on October 2, 2006)
10.1	Loan Agreement dated as of September 1, 2006 between Parking Company of America Airports, LLC, Parking Company of America Airports Phoenix, LLC, PCAA SP, LLC and PCA Airports, Ltd., as borrowers, and Capmark Finance Inc., as lender (incorporated by reference to Exhibit 10.1 of the Registrants’ Current Report on Form 8-K filed with the SEC on September 7, 2006)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

E-1