Form 10-K
period 2006-12-31
Macquarie Infrastructure CO Trust; Macquarie Infrastructure CO LLC
filed 2007-03-01
CIK 1289788, 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number: 001-32385
______________
Macquarie Infrastructure Company Trust
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-6196808
(Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
Commission file number: 001-32384
Macquarie Infrastructure Company LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	43-2052503
(Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
125 West 55th Street
New York, New York 10019
(Address of Principal Executive Offices)(Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 231-1000
______________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Exchange on Which Registered:
Shares representing beneficial interests in Macquarie Infrastructure Company Trust (“trust stock”)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrants are collectively a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrants are collectively not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrants are collectively a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐
The aggregate market value of the outstanding shares of trust stock held by non-affiliates of Macquarie Infrastructure Company Trust at June 30, 2006 was $674,150,614 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.
There were 37,562,165 shares of trust stock without par value outstanding at February 28, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to Macquarie Infrastructure Company Trust’s Annual Meeting of Shareholders, to be held May 24, 2007, is incorporated by reference in Part III to the extent described therein.

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
•
our ability to make, finance and integrate acquisitions;
•
our ability to implement our operating and internal growth strategies;
•
the regulatory environment in which our businesses and the businesses in which we hold investments operate and our ability to comply with any changes thereto, rates implemented by regulators of our businesses and the businesses in which we hold investments, and our relationships and rights under and contracts with governmental agencies and authorities;
•
changes in patterns of commercial or general aviation air travel, or automobile usage, including the effects of changes in airplane fuel and gas prices, and seasonal variations in customer demand for our businesses;
•
changes in electricity or other energy costs;
•
the competitive environment for attractive acquisition opportunities facing our businesses and the businesses in which we hold investments;
•
changes in general economic, business or demographic conditions or trends in the United States or changes in the political environment, level of travel or construction or transportation costs where we operate, including changes in interest rates and inflation;
•
environmental risks pertaining to our businesses and the businesses in which we hold investments;
•
our ability to retain or replace qualified employees;
•
work interruptions or other labor stoppages at our businesses or the businesses in which we hold investments;
•
changes in the current treatment of qualified dividend income and long-term capital gains under current U.S. federal income tax law and the qualification of our income and gains for such treatment;

•
disruptions or other extraordinary or force majeure events affecting the facilities or operations of our businesses and the businesses in which we hold investments and our ability to insure against any losses resulting from such events or disruptions;
•
fluctuations in fuel costs, or the costs of supplies upon which our gas production and distribution business is dependent, and our ability to recover increases in these costs from customers;
•
our ability to make alternate arrangements to account for any disruptions that may affect the facilities of the suppliers or the operation of the barges upon which our gas production and distribution business is dependent; and
•
changes in U.S. domestic demand for chemical, petroleum and vegetable and animal oil products, the relative availability of tank storage capacity and the extent to which such products are imported.
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
In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this report may not occur. These forward-looking statements are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we may make in future filings with the Securities and Exchange Commission, or the SEC.
Exchange Rates
In this report, we have converted foreign currency amounts into U.S. dollars using the Federal Reserve Bank noon buying rate at December 29, 2006 for our financial information and the Federal Reserve Bank noon buying rate at February 13, 2007 for all other information. At December 29, 2006, the noon buying rate of the Australian dollar was USD $0.7884 and the noon buying rate of the Pound Sterling was USD $1.9586. At February 13, 2007, the noon buying rate of the Australian dollar was USD $0.7774 and the noon buying rate of the Pound Sterling was USD $1.9443. The table below sets forth the high, low and average exchange rates for the Australian dollar and the Pound Sterling for the years indicated:

	U.S. Dollar/Australian Dollar			U.S. Dollar/Pound Sterling
Time Period	High	Low	Average	High	Low	Average

2001	0.5552	0.5016	0.5169	1.4773	1.4019	1.4397
2002	0.5682	0.5128	0.5437	1.5863	1.4227	1.5024
2003	0.7391	0.5829	0.6520	1.7516	1.5738	1.6340
2004	0.7715	0.7083	0.7329	1.8950	1.7860	1.8252
2005	0.7974	0.7261	0.7627	1.9292	1.7138	1.8198
2006	0.7914	0.7056	0.7535	1.9794	1.7256	1.8294
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

PART I
Item 1. Business
Macquarie Infrastructure Company Trust, a Delaware statutory trust that we refer to as the trust, owns its businesses and investments through Macquarie Infrastructure Company LLC, a Delaware limited liability company that we refer to as the company. Except as otherwise specified, “Macquarie Infrastructure Company,” “we,” “us,” and “our” refer to both the trust and the company and its subsidiaries together. The company owns the businesses located in the United States through a Delaware corporation, Macquarie Infrastructure Company Inc., or MIC Inc., and, during 2006, owned its businesses and investments located outside of the United States through Delaware limited liability companies. Macquarie Infrastructure Management (USA) Inc., the company that we refer to as our Manager, is part of the Macquarie Group of companies. References to the Macquarie Group include Macquarie Bank Limited and its subsidiaries and affiliates worldwide.
GENERAL
The trust and the company were each formed on April 13, 2004. On December 21, 2004, we completed our initial public offering and concurrent private placement of shares of trust stock representing beneficial interests in the trust. Each share of trust stock corresponds to one LLC interest of the company. We used the majority of the proceeds of the offering and private placement to acquire our initial businesses and investments and to pay related expenses. Our initial businesses and investments consisted of our airport services business, our airport parking business, our district energy business, our toll road business through our 50% ownership of the Yorkshire Link shadow toll road, and our investments in South East Water (SEW) and Macquarie Communications Infrastructure Group (MCG). During 2006, we sold our toll road business and our investments in SEW and MCG.
We own, operate and invest in a diversified group of infrastructure businesses primarily in the United States. We offer investors an opportunity to participate directly in the ownership of infrastructure businesses, which traditionally have been owned by governments or private investors, or have formed part of vertically integrated companies. Our businesses, which also constitute our operating segments, consist of the following:
•
an airport services business, conducted through Atlantic Aviation;
•
50% interest in IMTT, the owner/operator of a bulk liquid storage terminal business;
•
retail gas production and distribution business, conducted through The Gas Company;
•
district energy business, conducted through Thermal Chicago and a 75% controlling interest in Northwind Aladdin; and
•
an airport parking business, conducted through Macquarie Parking.
Our Manager
We have entered into a management services agreement with our Manager. Our Manager is responsible for our day-to-day operations and affairs and oversees the management teams of our operating businesses. Neither the trust nor the company have or will have any employees. Our Manager has assigned, or seconded, to the company, on a permanent and wholly dedicated basis, two of its employees to assume the offices of chief executive officer and chief financial officer and makes other personnel available as required. The services performed for the company are provided at our Manager’s expense, including the compensation of our seconded personnel.
Our Manager is a member of the Macquarie Group, which provides specialist investment, advisory, trading and financial services in select markets around the world. The Macquarie Group is headquartered in Sydney, Australia and as of December 31, 2006 employed almost 9,400 people in 24 countries. The Macquarie Group is a global leader in advising on the acquisition, disposition and financing of infrastructure assets and the management of infrastructure investment vehicles on behalf of third-party investors.
We believe that the Macquarie Group’s demonstrated expertise and experience in the management, acquisition and funding of infrastructure businesses will provide us with a significant advantage in pursuing our strategy. Our Manager is part of the Macquarie Group’s IB Funds division, or IBF, which as of December 31, 2006, had equity under management of over $37 billion on behalf of retail and institutional investors. The IBF division manages a global portfolio of 102 assets across 25 countries including toll roads, airports and airport-related infrastructure, communications, media, electricity and gas distribution networks, water utilities, aged care, rail and ferry assets. Operating since 1996, the IBF division currently has over 500 staff worldwide, with more than 50 executives based in the US and Canada.
We expect that the Macquarie Group’s infrastructure advisory division, with over 400 executives internationally, including more than 90 executives in North America, will be an important source of acquisition opportunities and advice for us. The Macquarie Group’s infrastructure advisory division is separate from the IBF division. Historically the Macquarie Group’s advisory group has presented the various infrastructure investment vehicles in IBF with a significant number of high quality infrastructure acquisition opportunities.
Although it has no contractual obligation to do so, we expect that the Macquarie Group’s infrastructure advisory division will present our Manager with similar opportunities. Under the terms of the management services agreement, our Manager is obliged to present to us, on a priority basis, acquisition opportunities in the United States that are consistent with our strategy, as discussed below, and the Macquarie Group is our preferred financial advisor.
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
We pay our Manager a management fee based primarily on our market capitalization. In addition, to incentivize our Manager to maximize shareholder returns, we may pay performance fees. Our Manager can earn a performance fee equal to 20% of the outperformance, if any, of quarterly total returns to our shareholders above a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to our U.S. and non-U.S. equity investments. Currently, we have no non-U.S. equity investments. To be eligible for the performance fee, our Manager must deliver total shareholder returns for the quarter that are positive and in excess of any prior underperformance. Please see the management services agreement filed as an exhibit to this Annual Report on Form 10-K for the full terms of this agreement.
Industry
Infrastructure businesses provide basic, everyday services, such as parking, roads and water. We focus on the ownership and operation of infrastructure businesses in the following categories:
•
“User Pays” Business. These businesses are generally transportation-related infrastructure that depend on a per-use system for their main revenue source. Demand for use of these businesses is relatively unaffected by macroeconomic conditions because people use these types of businesses on an everyday basis. “User pays” Business, such as airports, are generally owned by government entities in the United States. Other types of “user pays” business, such as airport and rail-related infrastructure, off-airport parking and bulk liquid storage terminals, are typically owned by the private sector. Where the private sector owner has been granted a lease or concession by a government entity to operate the business, the business will be subject to any restrictions or provisions contained in the lease or concession.
•
Contracted Business. These businesses provide services through long-term contracts with other businesses or governments. These contracts typically can be renewed on comparable terms when they expire because there are no or a limited number of providers of similar services. Contracted businesses, such as district energy systems and contracted power generation plants, are generally owned by the private sector in the United States. Where the private sector owner has been granted a lease or concession by a government entity to operate the business, the business will be subject to any restrictions or provisions contained in the lease or concession.
•
Regulated Business. Businesses that own these assets are the sole or predominant providers of essential services in their service areas and, as a result, are typically regulated by government entities with respect to the level of revenue earned or charges imposed. Government regulated revenues typically enable the service provider to cover operating costs, depreciation and taxes and achieve an adequate return on debt and equity capital invested. Electric transmission and gas production and distribution networks are examples of regulated businesses. In the United States, regulated businesses are generally owned by publicly listed utilities, although some are owned by government entities.

By their nature, businesses in these categories generally have sustainable and growing long-term cash flows due to consistent customer demand and the businesses’ strong competitive positions. Consistent customer demand is driven by the basic, everyday nature of the services provided. The strong competitive position results from high barriers to entry, including:
•
high initial development and construction costs, such as the cost of cooling equipment and distribution pipes for district energy systems and the distribution network for our gas production and distribution business;
•
difficulty in obtaining suitable land, such as land near or at airports for parking facilities or fixed base operations (FBOs) or waterfront land near key ports of entry for bulk liquid storage terminals;
•
long-term concessions and customer contracts, such as FBO leases and contracts for cooling services to a building.
•
required government approvals, which may be difficult or time-consuming to obtain, such as approvals to lay pipes under city streets; and
•
lack of cost-effective alternatives to the services provided by these businesses in the foreseeable future, as is the case with district energy.
These barriers to entry have the effect of protecting the cash flows generated by these infrastructure businesses. These barriers to entry largely arise because services provided by infrastructure businesses, such as parking, gas production and distribution and bulk liquid storage, can generally only be delivered by relatively large and costly physical businesses in close proximity to customers. These services cannot be delivered over the internet, and cannot be outsourced to other countries, and are therefore not susceptible to the competitive pressures that other industries, including manufacturing industries, typically face. We do not expect to acquire infrastructure businesses that face significant competition, such as merchant electricity generation facilities.
The prices charged for the use of infrastructure businesses can generally be expected to keep pace with inflation. “User pays” Business typically enjoy pricing power in their market due to consistent demand and limited competition, the contractual terms of contracted businesses typically allow for price increases, and the regulatory process that determines revenue for regulated businesses typically provides for inflation and cost pass-through  adjustments.
Infrastructure assets, especially newly constructed assets, tend to be long-lived, require minimal and predictable maintenance capital expenditures and are generally not subject to major technological change or physical deterioration. This generally means that significant cash flow is often available from infrastructure businesses to service debt, make distributions to shareholders, expand the businesses, or all three. Exceptions exist in relation to much older infrastructure businesses.
The sustainable and growing long-term cash flows of infrastructure businesses mean their capital structures can typically support more debt than other businesses. Our ability to optimize the capital structure of our businesses is a key component in maximizing returns to investors.
Strategy
We have two primary strategic objectives. First, we intend to grow our existing businesses. We intend to accomplish this by:
•
pursuing revenue growth and gross operating income improvement;
•
optimizing the financing structure of our businesses; and
•
improving the performance and the competitive position of our controlled businesses through complementary acquisitions.
Second, we intend to acquire businesses we believe will provide yield accretive returns in infrastructure sectors other than those in which our businesses currently operate. We believe our association with the Macquarie Group is key to the successful execution of our strategy.

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
We plan to increase the cash generated by our businesses through initiatives to increase revenue and improve gross operating income. We have in place seasoned management teams at each of our businesses who will be supported by the demonstrated infrastructure management expertise and experience of the Macquarie Group in the execution of this strategy.
•
Making selective capital expenditures. We intend to expand capacity of our existing locations and improve their facilities through selective capital expenditures. Specifically, we will make expenditures that we believe will generate additional revenue in the short-term. Such opportunities exist, notably, in relation to our bulk liquid storage terminal business, gas production and distribution business and our district energy business. We generally strive to manage maintenance capital expenditures to keep our assets well-maintained and to avoid any significant unanticipated maintenance costs over the life of the assets.
•
Strengthening our competitive position through complementary acquisitions. We intend to selectively acquire and integrate additional businesses into our existing platforms in our airport services, bulk liquid storage terminal and airport parking businesses. We believe that complementary acquisitions will improve our overall performance by: (1) leveraging our brand and marketing programs; (2) taking advantage of the size and diversification of our businesses to achieve lower financing costs; and (3) allowing us to realize synergies and implement improved management practices across a larger number of operations. Our acquisitions of Trajen and the Las Vegas FBO are examples of this component of our strategy.
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
We intend to acquire infrastructure businesses and investments in sectors other than those sectors in which our businesses currently operate, provided we believe we can achieve yield accretive returns. Our acquisitions of The Gas Company and IMTT are examples of this strategy. While our focus is on acquiring businesses in the United States, we will also consider opportunities in other developed countries. Generally, we will seek to acquire controlling interests, but we may acquire minority positions in attractive sectors where those acquisitions generate immediate dividends and where our partners have objectives similar to our own.
Acquisition Opportunities
Infrastructure sectors that may present attractive acquisition candidates include, in addition to our existing businesses, electricity transmission and gas distribution networks, water and sewerage networks, contracted power generation and communications infrastructure. We expect that acquisition opportunities will arise from both the private sector and the public (government) sector.
•
Private sector opportunities. Private sector owners of infrastructure assets are choosing to divest these assets for competitive, financial or regulatory reasons. For instance, companies may dispose of infrastructure assets because a) they wish to concentrate on their core business rather than the infrastructure supporting it, b) they are over-leveraged and wish to pay down debt, c) their capital structure and shareholder expectations do not allow them to finance these assets as efficiently as possible, d) regulatory pressures are causing an unbundling of vertically integrated product offerings, or e) they are seeking liquidity and redeployment of capital resources.

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
U.S. Acquisition Priorities
Under the terms of the management services agreement, the company has first priority ahead of all current and future entities managed by our Manager or by members of the Macquarie Group within the IBF division among the following infrastructure acquisition opportunities within the United States:
Sector
Airport fixed base operations
District energy
Airport parking
User pays assets, contracted assets and regulated assets (as defined above) that represent an investment of greater than AUD $40.0 million (USD $31.1 million), subject to the following qualifications:

Roads:
The company has second priority after Macquarie Infrastructure Group, any successor thereto or spin-off managed entity thereof or any one managed entity, or a “MIG Transferee”, to which Macquarie Infrastructure Group has transferred a substantial interest in its U.S. Assets; provided that, in the case of such MIG Transferee, both Macquarie Infrastructure Group and such entity are co-investing in the proposed investment.

Airport ownership:
The company has second priority after Macquarie Airports (consisting of Macquarie Airports Group and Macquarie Airports), any successor thereto or spin-off managed entity thereof or any one managed entity, or a “MAp Transferee”, to which Macquarie Airports has transferred a substantial interest in its U.S. Assets; provided that, in the case of such MAp Transferee, both Macquarie Airports and such entity are co-investing in the proposed investment.

Communications:
The company has second priority after Macquarie Communications Infrastructure Group, any successor thereto or spin-off managed entity thereof or any one managed entity, or a “MCG Transferee”, to which Macquarie Communications Infrastructure Group has transferred a substantial interest in its U.S. Assets; provided that, in the case of such MCG Transferee, both Macquarie Infrastructure Group and such entity are co-investing in the proposed investment.

Regulated Assets (including, but not limited to, electricity and gas transmission and distribution and water services):
The company has second priority after Macquarie Essential Assets Partnership, or MEAP, until such time as MEAP has invested a further CAD $45.0 million (USD $38.5 million as of February 13, 2007) in the United States. Thereafter the company will have first priority.

The company has first priority ahead of all current and future entities managed by our Manager or any Manager affiliate in all investment opportunities originated by a party other than our Manager or any Manager affiliate where such party offers the opportunity exclusively to the company and not to any other entity managed by our Manager or any Manager affiliate within the IB Funds division of the Macquarie Group.
Financing
We expect to fund any acquisitions with a combination of new debt at the holding company level, subsidiary non-recourse debt and issuance of additional shares of trust stock. We expect that a significant amount of our cash from operations will be used to support our distributions policy. We therefore expect that in order to fund significant acquisitions, in addition to new debt financing, we will also need to either offer more equity or offer our shares to the sellers of businesses that we wish to acquire.
Our businesses have generally been partially financed with subsidiary-level non-recourse debt that is repaid solely from the businesses’ revenue. The debt is generally secured by the physical assets, major contracts and agreements, and when appropriate, cash accounts. In certain cases, the debt is secured by our ownership interest in that business.
These project finance type structures are designed to prevent lenders from looking through the operating businesses to us or to our other businesses for repayment. These non-recourse arrangements effectively result in each of our businesses being isolated from the risk of default by any other business we own or in which we have invested.
We do not currently have any debt at the company level. However, we have entered into a revolving credit facility at the MIC Inc. level, currently undrawn, that provides for borrowings up to $300.0 million primarily to finance acquisitions and capital expenditures pending refinancing through equity offerings at an appropriate time.
OUR BUSINESSES AND INVESTMENTS
Airport Services Business

Business Overview
Our airport services business, Atlantic Aviation, operates fixed-based operations, or FBOs, at 41 airports and one heliport throughout the United States. FBOs primarily provide fuelling and fuel-related services, aircraft parking and hangarage to owner/operators of jet aircraft in the general aviation sector of the air transportation industry. The business also operates six regional and general aviation airports under management contracts, although airport management constitutes a small portion of our airport services business. Previously, the airport services business consisted of two operating companies, Atlantic Aviation and AvPorts. These businesses have been integrated and are now managed as one business, together with Trajen Holdings, Inc., our most recent acquisition.
Financial information for this business is as follows ($ in millions):

	2006	2005	2004

Revenue	$312.9	$201.5	$142.1
Operating income	47.9	28.3	15.3
Total assets	932.6	553.3	410.3
% of our consolidated revenue	60.1%	66.2%	52.1%
Our Acquisitions
On the day following our initial public offering, we purchased 100% of the ordinary shares in Atlantic Aviation FBO Inc, or Atlantic Aviation, from Macquarie Investment Holdings Inc. for a purchase price of $118.2 million (including transaction costs) plus $130.0 million of assumed senior debt pursuant to a stock purchase agreement. Prior to our acquisition of Atlantic, it acquired 100% of the shares of Executive Air Support Inc., or EAS, the parent company of the Atlantic Aviation business, and assumed $500,000 of debt pursuant to a stock purchase agreement.

On the day following our initial public offering, we also acquired AvPorts from Macquarie Global Infrastructure Funds for cash consideration of $42.4 million (including transaction costs) and assumption of existing debt.
On January 14, 2005, we acquired all of the membership interests in General Aviation Holdings, LLC, or GAH, which operates two FBOs in California for $53.5 million (including a working capital adjustment, transaction costs, and funding of the debt service reserve). $32.0 million of the purchase price was funded by an increase in the senior debt facility of the business which was in place at that time, with the balance funded by proceeds from our initial public offering.
On August 12, 2005, we acquired 100% of the membership interests in Eagle Aviation Resources, Ltd., or EAR, a Nevada limited liability company doing business as Las Vegas Executive Air Terminal, or LVE, from Mr. Gene H. Yamagata for $59.8 million. LVE is an established FBO operating out of McCarran International Airport in Las Vegas, Nevada under the terms of a 30-year lease granted in 1996.
On July 11, 2006, we completed the acquisition of 100% of the shares of Trajen Holdings, Inc. for $363.1 million, including transaction costs, debt financing costs, pre funded capital expenditures and integration costs. Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 23 FBOs at airports in 11 states.
Industry Overview
FBOs predominantly service the general aviation industry. General aviation, which includes corporate and leisure flying, pilot training, helicopter, medivac and certain air freight operations, is the largest segment of U.S. civil aviation and represents the largest percentage of the active civil aircraft fleet. General aviation does not include commercial air carriers or military operations. Local airport authorities grant FBO operators the right to sell fuel and provide certain services. Fuel sales provide most of an FBO’s revenue.
FBOs generally operate in a limited competitive environment with high barriers to entry. Airports have limited physical space for additional FBOs. Airport authorities generally do not have the incentive to add additional FBOs unless there is a significant demand for capacity, as profit-making FBOs are more likely to reinvest in the airport and provide a broad range of services, which attracts increased airport traffic. The increased traffic generally generates additional revenue for the airport authority in the form of landing and fuel flowage fees. Government approvals and design and construction of a new FBO can also take significant time.
Demand for FBO services is driven by the number of general aviation aircraft in operation and average flight hours per aircraft. Both factors have recently experienced strong growth. According to the Federal Aviation Administration, or the FAA, from 1995 to 2005, the fleet of fixed-wing turbine aircraft, which includes turbojet and turboprop aircraft, increased at an average rate of 5.4% per year. Fixed-wing turbine aircraft are the major consumers of FBO services, especially fuel. Over the same period, the general aviation hours flown by fixed-wing turbine aircraft have increased at an average rate of 5.4% per year. This growth is and has been driven by a number of factors, in addition to general economic growth over the period, that include the following:
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
We believe generally that the events of September 11, 2001 have increased the level of general aviation activity. We also believe that safety concerns for corporate staff combined with increased check-in and security clearance times at many airports in the United States have increased the demand for private and corporate jet travel.
As a result of these factors, the FAA is forecasting the turbine jet fleet (primarily FBO customers), to double in size over the 12-year period ending in 2017.

The growth in the general aviation market has driven demand for the services provided by FBOs, especially fuel sales. The general aviation market is serviced by FBOs located throughout the United States at various major and regional airports. There are approximately 4,500 FBOs throughout North America, with generally one to five operators per airport. Most of the FBOs are privately owned by operators with only one or two locations. There are, however, a number of larger industry participants.
Strategy

We believe that our FBO business will continue to benefit from the overall growth in the corporate jet market and the demand for the services that our business offers. However, we believe that our airport services business is in a position to grow at rates in excess of the industry as a result of our organic growth, marketing and acquisition strategies.
Internal Growth
We plan to grow revenue and profits by continuing to focus on attracting pilots and passengers who desire full service and quality amenities. We will continue to develop our staff so as to provide a level of service higher than that provided by discount fuel suppliers. In addition, we will make selective capital expenditures that will increase revenue and reinforce our reputation for service and high quality facilities, potentially allowing us to increase profits on fuel sales and other services over time.
Marketing
We plan to improve, expand and capitalize on our existing marketing programs, including our proprietary point-of-sale system and associated customer information database, and our “Atlantic Awards” loyalty program. Through our marketing programs, we expect to improve revenue and margins by generating greater customer loyalty, encouraging “upselling” of fuel, cross-selling of services at additional locations to existing customers, and attracting new customers.
Acquisitions
We will focus on acquisitions at major airports and locations where there is likely to be growth in the general aviation market. We believe we can grow through acquisitions and derive increasing economies of scale, as well as marketing, head office and other cost synergies. We also believe the highly fragmented nature of the industry and the desire of certain owners for liquidity provide attractive acquisition candidates, including both individual facilities and portfolios of facilities. In considering potential acquisitions, we will analyze factors such as capital requirements, the terms and conditions of the lease for the FBO facility, the condition and nature of the physical facilities, the location of the FBO, the size and competitive conditions of the airport and the forecasted operating results of the FBO.
Business
Operations
We believe our airport services business has high-quality facilities and focuses on attracting customers who desire high-quality service and amenities. Fuel and fuel-related revenue represented approximately 82.6% of our airport services business revenue for 2006. Other services provided to these customers include de-icing, aircraft parking, hangar rental and catering. Fuel is stored in fuel farms and each FBO operates refueling vehicles owned or leased by the FBO. The FBO either maintains or has access to the fuel storage tanks to support its fueling activities. At some of our locations, services are also provided to commercial carriers and include refueling from the carrier’s own fuel supplies stored in the carrier’s fuel farm, de-icing and ground and ramp handling services.
Our cost of fuel is dependent on the wholesale market price. Our airport services business sells fuel to customers at a contracted price, or at a price negotiated directly with the customer. While fuel costs can be volatile, we generally pass fuel cost changes through to customers and attempt to maintain a dollar-based margin per gallon of fuel sold.

Locations
Our FBO facilities operate pursuant to long-term leases from airport authorities or local government agencies. Our airport services business and its predecessors have a strong history of successfully renewing leases, and have held some leases for over 40 years. The existing leases have an average remaining length of approximately 18 years. The leases at two of our 42 locations will expire within the next five years. We are the sole FBO operating at 18 of our locations.
The airport authorities have termination rights in each lease. Standard terms allow for termination if the tenant defaults on the terms and conditions of the lease or abandons the property or is insolvent or bankrupt. Less than 10 of our 42 leases  may be terminated with notice by the airport authority for convenience or other similar reasons. In each case, there are compensation agreements or obligations of the authority to make best efforts to relocate the FBO. Most of the leases allow for termination if liens are filed against the property.

Marketing

We believe our airport services business has an experienced marketing team and marketing programs that are sophisticated relative to those of other industry participants. Our airport services business’ marketing activities support its focus on high-quality service and amenities.
Atlantic Aviation has established two key marketing programs. Each utilizes an internally-developed point-of-sale system that tracks all aircraft utilizing the airport and records which FBO the aircraft uses. To the extent that the aircraft is a customer of another Atlantic Aviation FBO but did not use the Atlantic Aviation FBO at the current location, a member of Atlantic Aviation’s customer service team will send a letter alerting the pilot or flight department of Atlantic Aviation’s presence at that site and inviting them to visit next time they are at that location.
The second key program is the “Atlantic Awards” point-of-sale system program. For each 100 gallons of fuel purchased, the pilot is given a voucher for five “Atlantic Points.” Once 100 Atlantic Aviation Awards have been accumulated, the pilot is sent a pre-funded American Express card, branded with Atlantic Aviation’s logo. This program has rapidly gained acceptance by pilots and is encouraging “upselling” of fuel, where pilots purchase a larger portion of their overall fuel requirement at our locations. These awards are recorded as a reduction in revenue in our consolidated financial statements.
Competition
Competition in the FBO business exists on a local basis at most of the airports at which our airport services business operates. 18 of our FBOs (including the heliport) are the only FBO at their respective airports, either because of the lack of suitable space at the airfield, or because the level of demand for FBO services at the airport does not support more than one FBO. The remaining 24 FBOs have one or more competitors located at the airport. FBO operators at a particular airport compete based on a number of factors, including location of the facility relative to runways and street access, service, value-added features, reliability and price. Our airport services business positions itself at these airports as a provider of superior service to general aviation pilots and passengers. Employees are provided with comprehensive training on an ongoing basis to ensure high and consistent quality of service. Our airport services business markets to high net worth individuals and corporate flight departments for whom fuel price is of less importance than service and facilities. While each airport is different, generally there are significant barriers to entry.
We believe there are fewer than 10 competitors with operations at five or more U.S. airports, including Signature Flight Support, Landmark Aviation, Million Air Interlink and Mercury Air. These competitors tend to be privately held or owned by much larger companies and private equity firms, such as BBA Group plc, The Carlyle Group and Allied Capital Corporation. Some present and potential competitors have or may obtain greater financial and marketing resources than we do, which may negatively impact our ability to compete at each airport or to compete for acquisitions. We believe that the airport authorities from which our airport services business leases space are satisfied with the performance of their FBOs and are therefore not seeking to solicit additional service providers.
Regulation
The aviation industry is overseen by a number of regulatory bodies, the primary one being the FAA. Our airport services business is also regulated by the local airport authorities through lease contracts with those authorities. Our airport services business must comply with federal, state and local environmental statutes and regulations associated in part with numerous underground fuel storage tanks. These requirements include, among other things, tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills. Our FBO operations are subject to regular inspection by federal and local environmental agencies and local fire and airline quality control departments. We do not expect that compliance and related remediation work will have a material negative impact on earnings or the competitive position of our airport services business. Our airport services business has not received notice of any cease and abatement proceeding by any government agency as a result of failure to comply with applicable environmental laws and regulations.
Management
The day-to-day operations of our airport services business is managed by individual site managers. Local managers are responsible for all aspects of the operations at their site. Responsibilities include ensuring that customer requirements are met by the staff employed at their sites and that revenue from the sites is collected, and expenses incurred, in accordance with internal guidelines. Local managers are, within the specified guidelines, empowered to make decisions as to fuel pricing and other services, improving responsive and customer service.
Atlantic Aviation’s operations are overseen by a group of senior personnel who average over 20 years experience in the aviation industry. Most of the business management team members have been employed at our airport services business (or its predecessors) for over 11 years and have established close and effective working relationships with local authorities, customers, service providers and subcontractors. These teams are responsible for overseeing the FBO operations, setting strategic direction and ensuring compliance with all contractual and regulatory obligations.
Atlantic Aviation’s head office is in Plano, Texas. The head office provides the business with central management and performs overhead functions, such as accounting, information technology, human resources, payroll and insurance arrangements. We believe our facilities are adequate to meet our present and foreseeable operational needs.
Employees

As of December 31, 2006, our airport services business employed over 1,339 employees at its various sites. Approximately 21% of employees are covered by collective bargaining agreements. We believe that employee relations at our airport services business are good.
Bulk Liquid Storage Terminal Business
Our Acquisition
We completed the acquisition of a 50% economic and voting interest in IMTT Holdings Inc. (formerly known as Loving Enterprises, Inc.) on May 1, 2006 at a cost of $250.0 million plus transaction costs of approximately $7.1 million. The shares we acquired were newly issued by IMTT Holdings Inc., the ultimate holding company for International-Matex Tank Terminals (IMTT). The balance of the shares in IMTT Holdings Inc. are beneficially held by a number of related individuals.
Business Overview
IMTT provides bulk liquid storage and handling services in North America through eight marine terminals located on the East, West and Gulf coasts and the Great Lakes region of the United States and a partially owned terminal in each of Quebec and Newfoundland, Canada. The largest terminals are located on the New York Harbor and on the Mississippi River near the Gulf of Mexico. IMTT stores and handles petroleum products, various chemicals and vegetable and animal oils. IMTT is one of the largest companies in the bulk liquid storage terminal industry in the United States, based on capacity. Financial information for this business is as follows ($ in millions):

	2006	2005	2004

Revenue	$239.3	$250.6	$210.7
Operating income	51.0	44.5	33.5
Total assets	630.4	549.2	510.6

In the year ending December 31, 2006, IMTT generated approximately 52% of its terminal revenue and 50% of its terminal gross profit at its Bayonne, New Jersey facility, which services New York Harbor, and 34% of its total terminal revenue and 42% of its terminal gross profit at its St. Rose, Gretna and Avondale, Louisiana facilities, which together service the lower Mississippi River region (with St. Rose as the largest contributor).
The table below summarizes the proportion of the terminal revenue generated from the commodities stored at IMTT’s terminal at Bayonne, IMTT’s terminals in Louisiana and IMTT’s other U.S. terminals for the year ended December 31, 2006:

Proportion of Terminal Revenue from Major Commodities Stored
Bayonne Terminal	Louisiana Terminals	Other US Terminals

Black Oil: 32%	Black Oil: 47%	Chemical: 36%
Gasoline: 23%	Chemical: 18%	Black Oil: 16%
Chemical: 22%	Vegetable and Animal Oil: 17%	Other Commodities: 48%
Other Commodities: 23%	Other Commodities: 18%
Black Oil includes #6 oil which is a heavy fuel used in electricity generation, as bunker oil fuel for ships and for other industrial uses. Black Oil also includes vacuum gas oil, which is used as a feedstock for tertiary stages in oil refining, where it is further broken down into other petroleum products.
IMTT also owns two additional businesses: Oil Mop, an environmental response and spill clean-up business, and St. Rose Nursery, a nursery business.
Oil Mop has a network of facilities along the U.S. Gulf coast between Houston and New Orleans. These facilities service predominantly the Gulf region, but also respond to spill events as needed throughout the United States and internationally. The business generates approximately one half of its revenue from spill clean-up, one quarter from tank cleaning and the balance from other activities including vacuum truck services, waste disposal and material sales to the spill clean-up sector. The underlying drivers of demand for spill clean-up services include shipping and oil and gas industry activity levels in the Gulf region, the aging of pipeline and other mid-stream petroleum infrastructure, the frequency of natural disasters and regulations regarding the standards of spill clean-up. Revenue generated by Oil Mop from spill clean-up tends to be highly variable depending on the frequency and magnitude of spills in any particular period.
St. Rose Nursery is located adjacent to IMTT’s St. Rose terminal and acts as a “green” buffer between the terminal and neighboring residential properties. St. Rose Nursery grows plants and repackages cut flowers for sale through retail outlets throughout Louisiana and historically has not contributed significantly to IMTT’s gross profit.
Industry Overview
Bulk liquid storage terminals are an essential link in the supply chain for most major liquid commodities that are transported in bulk. The ability of any bulk liquid storage terminal to increase its storage rates is principally driven by the balance between the supply and demand for storage in the locale that the terminal serves and the attributes of the terminal in terms of dock water depth and access to land based infrastructure such as a pipeline, rail and road.
The demand for bulk liquid storage in the United States is fundamentally driven by the level of product inventories, which is a function of the volume of the stored products consumed and which in turn is largely driven by economic activity. Import and export levels of bulk liquid products are also important drivers of demand for domestic bulk liquid storage as imports and exports require storage for the staging, aggregation and/or break-up of the products before and after shipment. An example of this is basic or commodity chemicals which are used as feedstock in the production of specialty chemical products. As a result of high natural gas prices in the United States, the cost of producing commodity chemicals that use natural gas as a feedstock (such as methanol) is now higher in the United States than the cost of importing such chemicals from countries with low cost natural gas. As a result domestic production of such chemicals has declined while imports have increased substantially, generating increased demand for bulk commodity chemical storage in the United States.
Tightening environmental regulations, limited availability of waterfront land with the necessary access to land-based infrastructure, community resistance and high capital costs represent substantial barriers to the construction of new bulk liquid storage facilities, particularly in storage markets located near major urban populations such as New York Harbor. As a consequence, new supply is generally created by the addition of tankage to existing terminals where existing infrastructure can be leveraged, resulting in higher returns on invested capital. However, the ability of an existing terminal to add to its capacity is limited not only by available land but also by the ability of the terminal’s dock infrastructure (which can be expensive to upgrade) to service the higher levels of ship traffic that results from tankage expansion.
Based on these industry factors, we believe that a supportive supply/demand balance for bulk liquid storage at well-located, capable terminals will continue long term. IMTT generated approximately 92% of their 2006 total gross profit from its facilities in New York Harbor and on the lower Mississippi River. All of these facilities are well-located in key distribution centers for bulk liquid products, have deep water berths allowing large ships to dock without lightering and have access to road, rail and, in the case of Bayonne and St. Rose, pipeline infrastructure for onward distribution of stored product.
Strategy
We believe that IMTT will continue to benefit from overall growth in the demand for bulk liquid storage and constraints on increases in supply of such storage in the key markets in which it operates. We believe that the positive impact of such factors on IMTT’s revenue and profits will be maximized by IMTT continuing to follow its existing internal growth and expansion and acquisitions strategies.
Internal Growth. IMTT will continue to maximize revenue and profitability growth through optimizing the mix of commodities stored at IMTT’s terminals so that tankage is rented at the most favorable storage rates. IMTT also plans to continue to invest in improving the capabilities of its facilities to receive and distribute stored product from and to multiple modes of transportation at high speed. This includes continuing to invest in dock, pipeline and pumping infrastructure and dredging to ensure that large ships and barges which represent the cheapest transport options, can deliver and receive stored product from IMTT’s facilities with fast turnaround to minimize shipping costs. As such investments create immediate value for customers in the form of lower supply chain costs and increased logistical flexibility, the costs of such investments can usually be recovered quickly through storage rate increases. This is attractive given that such infrastructure investments have a long useful life and therefore result in a near permanent improvement in the capabilities of IMTT’s facilities and their long-term competitive position. Finally, IMTT intends to maintain its current high level of customer service.
Expansions and Acquisitions. IMTT plans to continue to increase its share of available storage capacity and thereby continue to improve its competitive position in the key storage markets of New York Harbor and the lower Mississippi River. IMTT intends to do this through a combination of:

•
the construction of new tankage at existing facilities in these markets when supported by existing customer demand;
•
the completion of the construction of the new chemical storage facility at Geismar, Louisiana, which will establish IMTT as a significant participant in the market for specialty chemical storage in the lower Mississippi River and also provide a strong base from which to expand this initial presence; and
•
the acquisition of smaller terminals in these markets where capacity utilization, storage rates and therefore terminal gross profit can be increased under IMTT’s ownership.
IMTT will also consider the acquisition of storage facilities in markets outside of the key markets in which it currently operates and where IMTT believes that over the long term a favorable supply/demand balance will exist for bulk liquid storage or where IMTT believes that the performance of the facilities can be improved under its ownership.
Locations
The location of each of IMTT’s facilities, its storage capacity, as measured by the number of tanks in service and their aggregate capacity, and its marine capabilities, as measured by the number of ship and barge docks for the loading and unloading of stored product, are summarized in the table below. This information is as of December 31, 2006 and reflects capacity available for rent, excluding recovery tanks and tanks used in packaging.

Facility	Land	Number of Storage Tanks in Service	Aggregate Capacity of Storage Tanks in Service	Number of Ship and Barge Docks in Service
			(millions of barrels)
Facilities in the United States:
Bayonne, NJ	Owned	478	15.4	18
St. Rose, LA	Owned	174	11.7	16
Gretna, LA	Owned	85	1.7	5
Avondale, LA	Owned	86	1.0	4
Geismar, LA(1)	Owned	—	—	—
Chesapeake, VA	Owned	24	1.0	1
Lemont, IL	Owned/Leased	145	0.9	3
Richmond, CA	Owned	46	0.7	1
Richmond, VA	Owned	12	0.4	1
Facilities in Canada:
Quebec City, Quebec(2)	Leased	46	1.2	2
Placentia Bay, Newfoundland(3)	Owned	6	3.0	2
——————

(1)
Currently under construction
(2)
Indirectly 66.6% owned and managed by IMTT
(3)
Indirectly 20.1% owned and managed by IMTT
IMTT’s operations are conducted on predominantly owned land. In addition to marine access, all facilities have road access and, except for Richmond, Virginia and Placentia Bay, Newfoundland have rail access.
Bayonne, New Jersey. IMTT’s terminal at Bayonne, New Jersey has its largest storage capacity, with 15.4 million barrels. It is located on the Kill Van Kull between New Jersey and Staten Island and provides storage services to New York Harbor, or NYH. IMTT-Bayonne has a substantial share of the market for third-party petroleum and liquid chemical storage in NYH and is the largest third-party bulk liquid storage facility in NYH by capacity. IMTT-Bayonne has expanded over a number of years by IMTT through progressive acquisitions of neighboring facilities.
NYH is the main petroleum trading hub in the U.S. northeast. NYH is the physical delivery point for the gasoline and heating oil futures contracts traded on NYMEX. NYH is also the endpoint for the major refined petroleum product pipelines from the U.S. gulf region where approximately half of U.S. domestic refining capacity is located. It is also the starting point for refined petroleum product pipelines from the East coast to the inland markets and the key port for U.S. refined petroleum product imports from outside of the United States. IMTT-Bayonne has connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines. It also has rail and road connections. As a result, IMTT-Bayonne provides its customers with substantial logistical flexibility that is at least comparable with its competitors.
Due to a U.S. Army Corp of Engineers, or USACE, dredging program for the Kill Van Kull and Newark Bay, the water depth in the channel passing IMTT-Bayonne’s docks is 45 feet (IMTT has dredged some but not all of its docks to that depth) and we understand that the USACE is currently undertaking a project that will deepen this channel to 50 feet. Almost all of IMTT’s competitors in NYH are located on the southern reaches of the Arthur Kill and there are no plans of which we are aware for the USACE to dredge this body of water beyond its current depth. As a result, the water depth at the docks of all of IMTT-Bayonne’s major competitors is substantially less than 45 feet. Thus, IMTT can handle large ships at full load without the need for lightering which delays ships and is expensive. IMTT-Bayonne’s facility also has a large waterfront with a large number of generally uncongested docks, which reduces ship turnaround times and demurrage costs.
We believe the current favorable supply/demand balance for bulk liquid storage in NYH is evident in the high capacity utilization experienced by IMTT-Bayonne. For the three years ended December 31, 2006, on average approximately 95% of IMTT-Bayonne’s available storage capacity was rented.
St. Rose/Avondale/Gretna/Geismar, Louisiana. IMTT’s St. Rose, Avondale, Gretna and Geismar terminals on the lower Mississippi River in Louisiana have a combined storage capacity of 14.4 million barrels, with St. Rose as the largest with capacity of 11.7 million barrels. IMTT-St. Rose, individually and in combination with IMTT’s other terminals on the lower Mississippi River, has a substantial share of the market for third-party bulk liquid storage on the lower Mississippi River and St. Rose is the largest third-party bulk liquid storage facility on the lower Mississippi River.
The Mississippi River is a key transport route in the United States and the bulk liquid storage terminals near the mouth of the Mississippi River perform two major functions. First, the terminals provide a transshipment point between the central United States and the rest of the world for the import and export of liquid agricultural products. Second, the terminals also service the petroleum and chemical industries along the U.S. gulf coast, lower Mississippi River and the midwest. The U.S. gulf coast region hosts approximately half of U.S. domestic petroleum refining capacity and is the access point for the majority of crude oil imports into the United States. All of IMTT’s facilities in Louisiana are located on the lower portion of the Mississippi River, which is navigable by large ships. Thus, IMTT’s Louisiana facilities with their deep water ship and barge docks and rail and road infrastructure access are highly capable of performing the functions discussed above.
We believe the current favorable supply/demand balance for bulk liquid storage in the lower Mississippi is illustrated by the level of capacity utilization at IMTT’s Louisiana facilities. For the three years ended December 31, 2006, on average approximately 94% of the available storage capacity of IMTT’s Louisiana terminals was rented. Due to strong demand for storage capacity, IMTT has recently completed the construction of seven new storage tanks and is currently in the process of constructing a further eight new storage tanks with a total capacity of approximately 1.5 million barrels at its Louisiana facilities at a total estimated cost of approximately $39.0 million. It is anticipated that construction of these tanks will be completed in 2007. Rental contracts with initial terms of at least three years have been executed in relation to 11 of these tanks with the balance of the tanks to be used to service customers while their existing tanks are undergoing maintenance over the next five years. We anticipate that the new tanks will contribute approximately $6.4 million to IMTT’s terminal gross profit and EBITDA annually. At Geismar, a 570,000 barrel bulk liquid chemical storage and handling facility is under construction with capital committed to date of $160.0 million. Based on the current project scope and subject to certain minimum volumes of chemical products being handled by the facility, existing customer contracts are anticipated to generate terminal gross profit and EBITDA of at least $18.8 million per year. Completion of construction of the initial $160.0 million phase of the Geismar project is targeted for the first quarter of 2008. In the aftermath of Hurricane Katrina, construction costs in the region have increased and labor shortages have been experienced. Although a significant amount of the impact of Hurricane Katrina on construction costs has already been incorporated into the capital commitment plan, there could be further negative impacts on the cost of constructing the project (which may not be offset by an increase in its gross profit and EBITDA contribution) and/or the project construction schedule.
Other Terminals. IMTT’s smaller operations in the United States consist of terminals at Chesapeake and Richmond, Virginia, located in the mid-Atlantic region on the Elizabeth and James Rivers, respectively, Lemont, located on the upper Mississippi near the Great Lakes, and Richmond, California, located in the San Francisco Bay. In Canada, IMTT owns 66.6% of a terminal located at the Port of Quebec on the St. Lawrence River and 20.1% of a facility located on Placentia Bay, Newfoundland which is a specialized facility used for the transshipment of crude oil from fields off the East coast of Canada. As a group, these facilities have a total storage capacity of 7.2 million barrels and generate less than 10% of IMTT’s terminal gross profit. IMTT is currently in the process of constructing four new storage tanks at Quebec with total capacity of 269,000 barrels. All of these tanks are already under customer contract with a minimum term of three years. Total construction costs are projected at approximately $7.2 million. Construction of these tanks is anticipated to be completed during 2007 and their operation is anticipated to contribute approximately $1.6 million to the Quebec terminal’s gross profit and EBITDA annually.
Competition
The competitive environment in which IMTT operates varies by terminal location. The principal competition for each of IMTT’s facilities comes from other third-party bulk liquid storage facilities located in the same storage market. IMTT’s major competitor in the New York Harbor storage market is Kinder Morgan, which has three storage facilities in the area. Kinder Morgan is also IMTT’s main competitor in the lower Mississippi River storage market. In both the New York Harbor and Lower Mississippi markets, IMTT operates the largest third-party terminal by capacity. We believe that IMTT’s large share of the market for third-party bulk liquid storage in the New York Harbor and lower Mississippi regions, combined with the capabilities of IMTT’s facilities, provides IMTT with a strong competitive position in both bulk liquid storage markets.

IMTT’s minor facilities in Illinois, California and Virginia represent only a small proportion of available bulk liquid storage capacity in their respective markets and have numerous competitors with facilities of similar or larger size with similar capabilities.
Secondary competition for IMTT’s facilities comes from bulk liquid storage facilities located in the same broad geographic region as IMTT’s terminals. For example, bulk liquid storage facilities located on the Houston Ship Channel provide a moderate level of competition for IMTT’s Louisiana facilities.
Customers
IMTT provides bulk liquid storage services principally to vertically integrated petroleum product producers, petroleum product refiners, chemical manufacturers, food processors and traders of bulk liquid petroleum, chemical and agricultural products. No single customer represented greater than 10% of IMTT’s total revenue for the year ended December 31, 2006.
Customer Contracts
Storage tanks are generally rented to customers under contracts with terms of one to five years. Pursuant to these contracts, customers generally pay for the capacity of the tank irrespective of whether the tank is actually used. Tank rentals are generally payable monthly and rates are stated in terms of cents per barrel of storage capacity per month. Tank rental rates vary by commodity stored and by location. IMTT’s standard form of customer contract generally permits a certain number of free product movements into and out of the storage tank with charges for throughput above the prescribed levels. Where a customer is renting a tank that requires heating to prevent the stored product from becoming excessively viscous, IMTT charges the customer for the heating with such charges essentially reflecting a pass-through of IMTT’s cost. Heating charges are principally the cost of fuel used to produce steam. Pursuant to IMTT’s standard form of customer contract, tank rental rates, throughput rates and the rates for some other services are generally subject to annual inflation increases. The product stored in the tanks remains the property of the customer at all times and therefore IMTT takes no commodity price risk. The customer is also responsible for insurance against loss of the stored product.
Regulation
The rates that IMTT charges for the services that it provides are not subject to regulation. However, IMTT’s operations are overseen by a number of regulatory bodies and IMTT must comply with numerous federal, state and local environmental, occupational health and safety, security and planning statutes and regulations. These regulations require IMTT to obtain and maintain permits to operate its facilities and impose standards that govern the way IMTT operates its business. If IMTT does not comply with the relevant regulations, it could lose its operating permits and incur fines and increased liability in the event of an accident. As a result, IMTT has developed environmental and health and safety compliance functions which are overseen by the terminal managers at the terminal level and IMTT’s Director of Environmental, Health and Safety, Chief Operating Officer and Chief Executive Officer. While changes in environmental, health and safety regulations pose a risk to IMTT’s operations, such changes are generally phased in over time to manage the impact on industry.
The Bayonne, New Jersey terminal, which has been acquired and expanded over a 22 year period, contains pervasive remediation requirements that were assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site as well as sharing other remediation costs. These remediation requirements are documented in two memoranda of agreement and an administrative consent order with the State of New Jersey. Remediation efforts entail removal of the free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are estimated to span a period of ten to twenty years or more.
The Lemont terminal has entered into a consent order with the State of Illinois to remediate contamination at the site that pre-dated IMTT’s ownership. Remediation is also required as a result of the renewal of a lease with a government agency for a portion of the terminal. This remediation effort, including the implementation of extraction and monitoring wells and soil treatment, is estimated to span a period of ten to twenty years.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for discussion of the expected future capitalized cost of environmental remediation.

Management
The day-to-day operation of IMTT’s terminals is overseen by individual terminal managers who are responsible for all aspects of the operations at their respective sites. IMTT’s terminal managers have on average 29 years experience in the bulk liquid storage industry and 17 years service with IMTT.
IMTT’s head office is in New Orleans. The head office provides the business with central management, performs support functions such as accounting, tax, human resources, insurance, information technology and legal services and provides support for functions that have been partially de-centralized to the terminal level such as engineering and environmental and occupational health and safety regulatory compliance. IMTT’s senior management team other than the terminal managers have on average 21 years experience in the bulk liquid storage industry and 21 years service with IMTT.
Employees
As at December 31, 2006, IMTT had a total of 954 employees with 710 employed at the bulk liquid storage terminals, 106 employed by Oil Mop, 64 employed by St. Rose Nursery and 74 employed at the head office in New Orleans. At the Bayonne terminal, 132 staff members are unionized, and at the Lemont terminal, 48 of the staff members are unionized. We believe employee relations at IMTT are good.
Shareholders’ Agreement
Upon acquisition of our interest in IMTT we became a party to a shareholders’ agreement relating to IMTT Holdings Inc. The other parties to the shareholders’ agreement are IMTT Holdings Inc. and the other shareholders of IMTT Holdings. A summary of the key terms of the IMTT Holdings’ Inc. shareholders’ agreement is provided below:

Term		Detail and Comment

Parties		IMTT Holdings Inc, Then-Current Shareholders and Macquarie Terminal Holdings LLC

Section 3 –	Board of Directors and Investor Representative	• Board of IMTT Holdings of six members with three appointees from Macquarie Terminal Holdings.

•
All decisions of the Board require majority approval, including the approval of at least one member appointed by Macquarie Terminal Holdings LLC and one member appointed by the Then-Current Shareholders.

• Customary list of items that must be referred to Board for approval.
• MIC will appoint an Investor Representative, or IR, and may, at its election, delegate some decision making authority with respect to IMTT to the IR.

Section 4 –	Dividend Policy
•
Fixed quarterly distributions to us of $7.0 million per quarter through December 31, 2008 subject only to (i) compliance with financial covenants and law and (ii) retention of adequate cash reserves and committed and unutilized credit facilities as required for IMTT to meet the normal requirements of its business and to fund capital expenditures commitments approved by the Board.

•
Commencing March 2009, required quarterly distributions of 100% of cash from operations and cash from investing activities less maintenance capital expenditures, subject only to (i) compliance with financial covenants and law and (ii) retention of adequate cash reserves and committed and unutilized credit facilities as required for IMTT to meet the normal requirements of its business and to fund capital expenditures commitments approved by the Board.

Term		Detail and Comment

• Commencing March 2009, if debt: EBITDA (ex-shareholder loans) at the end of the quarter is greater than 4.25x then the payment of dividends is not mandatory.

•
Then-Current Shareholders will lend all dividends received for quarters through December 31, 2007 back to IMTT Holdings. Such shareholder loans will be repaid over 15 years commencing March 2008 and earn a fixed interest rate of 5.5%.

Section 5 –	Capital Structure Policy	• Commencing March 2009, minimum gearing requirement of debt: EBITDA (ex-shareholder loans) of 3.75x with proceeds of regearing paid out as dividends.

Section 6 –	Corporate Opportunities	• All shareholders are required to offer investment opportunities in bulk liquid terminal sector to IMTT.

Section 7 –	Non-Compete	• Shareholders will not invest or engage in businesses that compete directly with IMTT’s business.

Section 8 –	CEO and CFO Succession
•
Pre-agreed successor to current chief executive officer is identified. Thereafter, Then-Current Shareholders are entitled to nominate chief executive officer whose appointment will be subject to Board approval.

• After the current chief financial officer, we are entitled to nominate all subsequent chief financial officers whose appointment will be subject to Board approval.
Gas Production and Distribution Business
Our Acquisition
On June 7, 2006, we completed the acquisition of HGC Holdings LLC and The Gas Company, LLC, from k1 Ventures Limited. The cost of the acquisition, including working capital adjustments and transaction costs, was approximately $262.7 million. In addition, we incurred financing costs of approximately $3.3 million.
Business Overview
Founded in 1904, TGC is Hawaii’s only government franchised full-service gas energy company making gas products and services available in Hawaii. The Hawaii market includes Hawaii’s approximate 1.3 million resident population and approximate 7.5 million annual visitors. TGC provides both regulated and unregulated gas distribution services on the state’s six primary islands.
TGC believes it has all of the regulated market and approximately 75% of the non-regulated gas market constituting approximately 90% of the state’s overall gas market. TGC has two products: synthetic natural gas, or SNG, and liquefied petroleum gas, or LPG. Both products are relatively clean-burning fuels that produce lower levels of harmful emissions than other carbon based fuels such as coal or oil. This is particularly important in Hawaii where environmental regulations generally exceed Federal Environmental Protection Agency standards and lower emissions make our products attractive to customers.
SNG and LPG have a wide number of commercial and residential applications, including electricity generation, water heating, drying, cooking, and gas lighting. LPG is also used as a fuel for some automobiles, specialty vehicles and forklifts. Gas customers range from residential customers, for which TGC has nearly all of the market, to a wide variety of commercial and wholesale customers.
TGC sales are stable and have demonstrated resilience even during downturns in the tourism industry and fluctuations in the general economic environment. Although the Hawaii Public Utilities Commission, or HPUC, sets the base price for the SNG and LPG sold by our regulated business, TGC is permitted to charge customers a fuel adjustment charge that can be adjusted monthly. Therefore, the profitability of the business has some protection from feedstock price changes due to its ability to recover increasing feedstock costs by adjusting the rates charged to its regulated customers.
TGC has two primary businesses, utility (or regulated) and non-utility (or unregulated):
•
The utility business includes the manufacture, distribution and sale of SNG on the island of Oahu and distribution and sale of LPG to approximately 36,000 customers through localized distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (listed by size of market with Oahu being the largest). Utility revenue consists principally of sales of thermal units, or therms, of SNG and LPG. One gallon of LPG is the equivalent of 0.913 therms. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers. Sales to regulated accounts comprises 60% of TGC’s total revenue and therm sales.
•
The non-utility business comprises the sale of LPG to approximately 32,000 customers, through truck deliveries to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue consists of sales of gallons of LPG. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers.
Financial information for this business is as follows ($ in millions):

	2006	2005

Revenue	$160.9	$147.5
Operating income	16.6	20.5
Total assets(1)	308.5	175.1
% of our consolidated revenue	16.9%	N/A
——————
(1)
Total assets for 2005 is as at June 30, the financial year end of the business prior to our acquisition.
Strategy
We believe that TGC will continue to generate stable cash flows and revenue due to its established customer base, its locally well-known and respected brand and its strong competitive position in Hawaii. Additionally, we believe that TGC can increase its customer base, and accordingly, its revenue and generated cash by (1) focusing on new opportunities arising from growth in Hawaii’s population, economy and tourism industry, and (2) increasing the value of TGC’s products and its attractiveness as an alternative to other energy sources such as other LPG suppliers and Hawaii’s electric utilities.
Focus on growth opportunities arising from growth in Hawaii’s population, economy and tourism industry. We consider growth of Hawaii’s population and economy to present opportunities for increasing TGC’s base of residential and commercial customers of both SNG and LPG. TGC intends to take advantage of growth in Hawaii’s tourism and real estate industries by pursuing new customer relationships with hotel, restaurant and condominium developers and other similar commercial customers, as well as the growing residential market.
Increase TGC’s attractiveness as an alternative to other LPG suppliers and Hawaii’s electric utilities. Over the long-term, we expect to invest in selected capital expenditures, such as those for improvements to TGC’s distribution system and increases in TGC’s LPG storage capacity. We believe that these capital expenditures will increase the reliability of TGC’s distribution system and will enhance TGC’s attractiveness as an alternative to Hawaii’s regulated electric utilities and other non-regulated LPG suppliers. Additionally, we intend to market TGC as an environmentally friendly alternative to electricity generation and as an established, reliable and cost-effective distributor of LPG.
Products
Natural gas is comprised of a mixture of hydrocarbons, mostly methane, that is generally derived from wells drilled into underground reservoirs of porous rock. Hawaii relies solely on manufactured and imported alternatives because the state does not have any natural gas resources.

Synthetic Natural Gas. TGC catalytically converts a light hydrocarbon feedstock (currently naphtha) to SNG. The product is chemically similar in most respects to natural gas and has a similar heating value on a per cubic foot basis. TGC has the only SNG manufacturing capability in Hawaii at its plant located on the island of Oahu.
TGC is the only distributor of SNG in Hawaii, and provides SNG to regulated customers through its transmission and distribution system on Oahu. SNG is delivered from a centralized plant to customers via underground pipelines.
Liquefied Petroleum Gas. LPG is a generic name for a mixture of hydrocarbon gases, typically propane and butane. Owing to chemical properties which result in LPG becoming liquid at atmospheric temperature and elevated pressure, LPG may be stored or transported more easily than natural or synthetic natural gas. LPG is typically transported using cylinders or tanks. Domestic and commercial applications of LPG are similar to those of natural and synthetic natural gas.
Utility Regulation
TGC’s utility operations are regulated by the HPUC, while TGC’s non-utility operations are not regulated. The HPUC exercises broad regulatory oversight and investigative authority over all public utility companies doing business in the state of Hawaii.
Rate Regulation. The HPUC currently regulates the rates that TGC can charge its utility customers via cost of service regulation. The rate approval process is intended to ensure that a public utility has a reasonable opportunity to recover costs that are prudently incurred and earn a fair return on its investments, while protecting consumer interests.
TGC’s utility rates are established by the HPUC in periodic rate cases initiated by TGC when it has the need to do so, which historically has occurred approximately every five years. TGC initiates a rate case by submitting a request to the HPUC for an increase in the rates based, for example, upon materially higher costs related to providing the service. The HPUC and the Hawaii Division of Consumer Advocacy, or DCA, may also initiate a rate case, although such proceedings have been relatively rare in Hawaii and will generally only occur if the HPUC or DCA receive numerous complaints about the rates being charged or if there is a concern that TGC’s regulated operations may be earning a greater than authorized rate of return on investment for an extended period of time.
During the rate approval process, TGC must demonstrate that, at its current rates and using a forward projected test year, its revenue will not provide a reasonable opportunity to recover costs and obtain a fair return on its investment. Following submission by the DCA and other interested parties of their positions on the rate request, the HPUC issues a decision establishing the revenue requirements and the resulting rates that TGC will be allowed to charge. This decision relies on statutes, rules, regulations, prior precedent and well-recognized ratemaking principles. The HPUC is statutorily required to issue an interim decision on a rate case application within a certain time period, generally within 10 months following application, depending on the circumstances and subject to TGC’s compliance with procedural requirements. In addition to formal rate cases, tariff changes and capital additions are also approved by the HPUC.
The most recent TGC rate case, resulting in a 9.9% increase, was approved by the HPUC in May 2002. The next rate case using a 2009 test year could be initiated by TGC as early as the third quarter of 2008 and new rates, if approved, could be implemented as early as the second quarter of 2009. As permitted by the HPUC, increases in TGC’s gas feedstock costs since the last rate case have been passed through to customers via a monthly fuel adjustment charge.
Competition
Regulated Business. TGC currently holds the only government franchise for regulated gas services in Hawaii. This enables it to utilize public easements for pipeline distribution systems. This franchise provides some protection from competition within the same gas-energy sector since TGC has developed and owns extensive below-ground distribution infrastructure. The costs associated with developing distribution infrastructure are significant. However, gas products can be stored in LPG tanks, and TGC’s regulated customers, in most instances, have the ability to move to unregulated gas with TGC or its competitors by using LPG tanks.
Since electricity has similar markets and uses, TGC’s regulated business also competes with electric utilities in Hawaii. Hawaii’s electricity is generated by electric utilities and various non-utility generators. Non-utility generators, such as agricultural producers, can enter into power purchase agreements with electric utilities or others to sell excess power that is generated but not used by the non-utility business.
Unregulated Business. TGC also sells LPG in an unregulated market in the six primary islands of Hawaii. Of the largest 250 non-utility customers, over 90% have multi-year supply contacts with a weighted average life of almost three years expiring various years through 2013. There are two other wholesale companies and several small retail distributors that share the LPG market. The largest of these is AmeriGas. We believe TGC has a competitive advantage due to its established account base, storage facilities, distribution network and reputation for reliable, cost-effective service. Depending upon the end-use, the unregulated business also competes with electricity, diesel and solar energy providers. For example, both solar energy and gas are used for water heating in Hawaii. Historically, TGC’s sales have been stable and somewhat insulated from downturns in the economic environment and tourism activity. This business contributes approximately 40% of TGC’s revenue.
Fuel Supply, SNG Plant and Distribution System
TGC obtains its LPG and raw feedstock for SNG production from two oil refineries located on the island of Oahu and from foreign imports. TGC owns the dedicated pipelines, storage and infrastructure to handle this supply and the resulting volumes of gas. LPG is supplied to TGC’s non-Oahu customers by barge.
TGC’s total storage capacity, as of December 31, 2006, excluding product contained in transmission lines, barges and tanks that are on customer premises is approximately 2.1 million gallons.
Regulated Business
TGC manufactures SNG by converting naphtha, purchased from the Tesoro refinery, in its SNG plant located west of the Honolulu business district. The SNG plant configuration is effectively two production units, for most major pieces of equipment, thereby providing redundancy and ensuring continuous and adequate supply. A propane air unit provides backup in the event of a SNG plant shutdown. The SNG plant operates continuously with only a 15% seasonal variation in production and operates well within its design capacity of 150,000 therms per day. We believe that as of December 31, 2006 the SNG plant has, with an appropriate level of maintenance capital investment, an estimated remaining economic life of approximately 20 years and that the economic life of the plant is further extendable with additional capital investment.
The SNG plant receives feedstock and fuel from the Tesoro refinery under a ten-year Petroleum Feedstock Agreement, or PFA, dated October 31, 1997. The PFA includes a ten-year automatic renewal provision, unless the contract is cancelled by either party 90 days prior to the end of the initial term. TGC expects that the PFA will be renewed in the normal course of business. The contract provides that TGC has a right of first refusal on up to 3.3 million therms per month. When adjusted for the thermal efficiency of the plant, it equates to up to approximately 35 million therms per year of SNG production. The PFA is more than adequate to meet the needs of the SNG plant.
A 22-mile transmission line links the SNG plant to a distribution system that ends in south Oahu. The pipeline is predominately sixteen-inch transmission piping and is utilized only on Oahu to move SNG from the plant to Pier 38 near the financial district in Honolulu. This line also provides short-term storage for 45-thousand therms. Thereafter, a pipeline distribution system consisting of approximately 900 miles of transmission, distribution and service pipelines takes the gas to customers. Additionally, LPG is trucked and shipped by barge to holding tanks on Oahu and neighboring islands to be distributed via pipelines to utility customers that are not connected to the Oahu SNG pipeline system. Approximately 90% of TGC’s pipeline system is on Oahu.
Unregulated Business
The non-utility business serves gas customers that are not connected to the TGC utility pipeline system. The LPG, acquired from the two Oahu refineries and from foreign suppliers, is distributed to neighboring island customers utilizing two LPG-dedicated barges exclusively time-chartered by a third-party, harbor pipelines, trucks, several holding facilities and storage base-yards on Kauai, Maui and Hawaii.
TGC is the only unregulated LPG provider in Hawaii that has three sources of LPG supply; two petroleum refineries on the island of Oahu and foreign sources.

The Jones Act
The barges transporting LPG between Oahu and its neighbor islands must comply with the requirements of the Jones Act (Section 27 of the Merchant Marine Act of 1920). TGC currently has the use of two Jones Act-qualified barges, having the capability of transporting 424,000 gallons and 500,000 gallons of LPG, respectively, under a time charter arrangement with a third-party.
Because there are no Jones Act-qualified ships transporting LPG in the Pacific, foreign tankers are permitted to carry LPG that originates outside Hawaii to one or more ports within the state.
Employees and Management
As of December 31, 2006, TGC had 311 employees, of which 209 were union employees. The collective bargaining agreement became effective May 1, 2004 and ends on April 30, 2008. TGC and the Union have had a good relationship and there have been no major disruptions in operations due to labor matters for over thirty years. Management of TGC is headquartered in Honolulu, with branch managers at operating locations.
Environmental Matters and Legal Proceedings
Environmental Permits. The nature of a gas distribution system means that relatively few environmental operating permits are required. The most significant are air and wastewater permits that are required for the SNG plant. These permits contain restrictions and requirements that are typical for an operation of this type. To date, TGC has been in compliance with all material provisions of these permits and has implemented environmental policies and procedures in an effort to ensure continued compliance.
Environmental Compliance. We believe that TGC is in compliance with applicable state and federal environmental laws and regulations. With regard to hazardous waste, all TGC facilities are generally classified as conditionally exempt small quantity generators, which means they generate between zero and one hundred kilograms of hazardous waste in a calendar month. Under normal operating conditions, the facilities do not generate hazardous waste. Hazardous waste, if produced, should pose little or no ongoing risk to the facilities from a regulatory standpoint because SNG and LPG dissipate quickly when released.
Other Environmental Matters. Pier 38 and Parcels 8 and 9, which are owned by the State of Hawaii Department of Transportation – Harbors Division, or DOT, and which are currently used or have been used previously by TGC or its predecessors, have known environmental contamination and have undergone remediation work. Prior operations on these parcels included a parking lot, propane loading and unloading facilities, a propane air system and a propane tank storage and maintenance facility. In 2005, Parcel 8 and a portion of Parcel 9 were returned to DOT under an agreement that did not require remediation by TGC. We believe that any contamination on the portion of Parcel 9 that TGC continues to use resulted from sources other than TGC’s operations because the contamination is not consistent with TGC’s past uses of the property.
District Energy Business
Overview
Our district energy business consists of 100% ownership of Thermal Chicago and a 75% interest in Northwind Aladdin. We also own all of the senior debt of Northwind Aladdin. The remaining 25% equity interest in Northwind Aladdin is owned by Nevada Electric Investment Company, or NEICO, an indirect subsidiary of Sierra Pacific Resources. Financial information for this business is as follows ($ in millions):

	2006	2005	2004
Revenue	$43.6	$43.4	$35.0
Operating income	9.0	9.4	7.9
Total assets	236.1	245.4	254.0
% of our consolidated revenue	8.4%	14.2%	14.3%
Thermal Chicago operates the largest district cooling system in the United States. The system currently serves approximately 100 customers under long-term contracts in downtown Chicago and one customer outside the downtown area. Thermal Chicago has signed contracts with three additional customers that are expected to start service between 2007 – 2009. Our district energy business provides chilled water from five modern plants located in downtown Chicago through a closed loop of underground piping for use in the air conditioning systems of large commercial, retail and residential buildings in the central business district. The first of the plants became operational in 1995, and the most recent came on line in June 2002. Our downtown system currently has system capacity of approximately 80,000 tons of chilled water, which we expect to increase to 87,000 tons in 2007. The downtown system’s deliverable capacity is approximately 3,900 tons more than the system capacity due to the reduced rate arrangements with interruptible customers who, when called upon, could meet their own cooling needs during periods of peak demand.
Thermal Chicago also owns a site-specific heating and cooling plant that serves a single customer in Chicago outside of the downtown area. This plant has the capacity to produce 4,900 tons of cooling and 58.2 million British Thermal Units, or BTUs, of heating per hour.
Northwind Aladdin owns and operates a stand-alone facility that provides cold and hot water (for chilling and heating, respectively) and emergency electricity generation to a resort and casino and a shopping mall in Las Vegas, Nevada. Services are provided to both customers under long-term contracts that expire in 2020 with 90% of cash flows generated from the contract with the resort and casino.
The Northwind Aladdin plant has been in operation since 2000 and has the capacity to produce 9,270 tons of chilled water, 40 million BTUs of heating per hour and to generate approximately 5 megawatts of electricity in emergencies.
Our Acquisition
On the day following our initial public offering, we acquired 100% of the membership interests in Macquarie District Energy Holdings, LLC, the holding company of our district energy business, from the Macquarie Group, for $67.0 million (including transaction costs) and assumed $120.0 million of senior debt that was used partially to finance the acquisition of Thermal Chicago and our interest in Northwind Aladdin.
Prior to our initial public offering, the Macquarie Group acquired 100% of the shares in Thermal Chicago Corporation, the holding company for Thermal Chicago, from Exelon Thermal Holdings, Inc., a subsidiary of Exelon Corporation, or Exelon, for $135.0 million plus a working capital adjustment of $2.7 million, with no assumption of debt pursuant to a stock purchase agreement. Prior to our initial public offering, the Macquarie Group also acquired all of the shares of ETT Nevada, Inc., which owns a 75% equity interest in Northwind Aladdin, and separately all of the senior debt in Northwind Aladdin from a wholly owned subsidiary of Exelon. The acquisition price for the shares and senior debt was $26.1 million plus a working capital adjustment of $2.0 million. In addition to the purchase prices under the purchase agreements, the business incurred fees and other expenses of approximately $9.0 million in connection with the completion of the acquisition of Thermal Chicago and ETT Nevada, Inc. and required cash for debt service reserves of approximately $4.0 million.
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
Revenue from providing district energy services under contract are usually fixed capacity payments and variable usage payments. Capacity payments are made regardless of the actual volume of hot or cold water used. Usage payments are based on the volume of hot or cold water used.
Strategy
We believe that we can grow our district energy business internally via capital expenditures that will expand the capacity of the Thermal Chicago system and interconnection of new customers to use this additional capacity under long term contracts.

Internal Growth
We plan to grow revenue and profits by increasing the output capacity of Thermal Chicago’s plants in downtown Chicago and adding new customers to the system. Since 2004, minor system modifications have been made that increased capacity by approximately 3,000 tons or 3%. We have also begun the expansion of one of our cooling plants and expect the project to be completed in 2007. We anticipate spending up to $8.1 million for system expansion over the next two years. This expansion, in conjunction with operational strategies and increases noted above, will add approximately 16,000 tons of saleable capacity to the downtown cooling system. Approximately 6,700 tons of saleable capacity has been used in 2006 to accommodate four customers that converted from interruptible to continuous service.
The balance of saleable capacity, 9,300 tons, is in the process of being sold to new or existing customers. As of January 31, 2007, we have signed contracts with four customers representing approximately 70% of the remaining additional saleable capacity. One customer began service in late 2006 and the other three customers will begin service between 2007 and 2009. We have identified the likely purchasers of the remaining saleable capacity and expect to have contracts signed by the end of 2007.
Acquisitions
If attractive opportunities arise, we will consider growing our district energy business through acquisitions of other district energy systems where these acquisitions can be made on favorable economic terms. We anticipate that these systems, if acquired, will continue to be operated under the direct control of local management.
Business – Thermal Chicago
Operations
Each chilling plant is staffed when in operation and has a central control room from which the plant can be operated and customer site parameters can be monitored and controlled. The plant operators can monitor, and in some cases control, the functions of other plants allowing them to cross-monitor critical functions at the other plants.
Since the commencement of operations, there have been no unplanned interruptions of service to any customer. Occasionally, we have experienced plant or equipment outages due to electricity loss or equipment failure; however, in these cases we had sufficient idle capacity to maintain customer loads. When maintenance work performed on the system has required customer interruption, we have been able to coordinate our operations for periods of time to meet customer needs. The effect of major electric outages is generally mitigated since the plants affected by the outages cannot produce cooling and affected customers are unable to use the cooling service.
Corrective maintenance is typically performed by qualified contract personnel and off-season maintenance is performed by a combination of plant staff and contract personnel.
Electricity Costs
The largest and most variable direct expense of the operation is electricity, comprised of three major components: generation, transmission and distribution. Illinois’ electricity generation market deregulated as scheduled in January 2007. The two other components, transmission and distribution, will remain regulated by the Illinois Commerce Commission (ICC) and the Federal Energy Regulatory Committee (FERC), respectively. Our district energy business has entered into a contract with a retail energy supplier to provide for the supply of the majority of our 2007 electricity generation and transmission at a fixed price. We estimate our 2007 electricity costs will increase by 15-20% over 2006 based on our energy contracts as well as the ICC’s Final Order on ComEd’s distribution rate case. The Final Order is subject to judicial review as well as rehearing by the ICC and ComEd will likely file future rate cases, both of which may cause the distribution component of our electricity costs to increase. We will need to enter into supply contracts for 2008 and subsequent years which may result in further increases in our electricity costs. In addition, from time to time, the ICC and FERC can change the rates for distribution and transmission costs, respectively. We believe that the terms of our customer contracts permit us to fully pass through our electricity cost increases or decreases.

Additionally, operating personnel historically manage this cost taking into account system hydraulic requirements and the costs and efficiencies of each plant. The efficient use of electricity at each plant will vary based on its design, operation and its electricity rate plan.
Customers
We currently serve approximately 100 customers in downtown Chicago and one outside the downtown area, and have signed contracts with three additional customers expected to begin service between 2007 – 2009. These constitute a diverse customer base consisting of retail stores, office buildings, residential buildings, theaters and government facilities. Office and commercial buildings constitute approximately 70% of the customers. No one customer accounts for more than eight percent of total contracted capacity and only three customers account for more than five percent of total contracted capacity each. The top 20% of customers account for approximately 60% of contracted capacity.
Our downtown district energy system sells approximately 96,000 tons of cooling capacity with an additional 5,000 tons of cooling capacity expected to commence service in the first half of 2007. Service to interruptible customers may be discontinued at any time and in return interruptible customers pay lower prices for the service. We are able to sell continual service capacity in excess of the capacity of our system because customers do not all use their full capacity at the same time. Because of this diversity in customer usage patterns, we have not had to discontinue service to interruptible customers since the initial phases of system construction. Approximately 6,700 tons of saleable capacity was used in 2006 to accommodate four customers that converted from interruptible to continuous service.
We typically enter into contracts with the owners of the buildings to which the chilling service is provided. The terms of customer contracts vary. Approximately half of our contracts expire in the period from 2016 to 2020. The weighted average life of customer contracts as of December 31, 2006 is approximately 13 years.
Customers pay two charges to receive chilled water services: a fixed charge, or capacity charge, and a variable charge, or consumption charge. The capacity charge is a fixed monthly charge based on the maximum amount of chilled water that we have contracted to make available to the customer at any point in time. The consumption charge is a variable charge based on the volume of chilled water actually used during a billing period.
Adjustments to the capacity charge and consumption charge occur periodically, typically annually, either based on changes in certain economic indices or, under some contracts, at a flat rate. Capacity charges generally increase at a fixed rate or are indexed to the Consumer Price Index, or CPI, as a broad measure of inflation. Consumption charges are generally indexed to changes in a number of economic indices. These economic indices measure changes in the costs of electricity, labor and chemicals in the region in which we operate. While the indices used vary, consumption charges in 90% of our contracts (by capacity) are indexed to indices weighted at least 50% to CPI, costs of labor and chemicals with the balance reflecting changes in electricity costs. Upon evaluation of our contractual price adjustment options, we have implemented a methodology to fully recover the increase in electricity expenses caused by the deregulation of the Illinois power market. We believe that the terms of our customer contracts permit us to fully pass through the increase or decreases in our electricity costs.
Seasonality
Consumption revenue is higher in the summer months when the demand for chilled water is at its highest and approximately 80% of consumption revenue is received in the second and third quarters of each year.
Competition
Thermal Chicago is not subject to substantial competitive pressures. Pursuant to customer contracts, customers are generally not allowed to cool their premises by means other than chilled water service provided by our district energy business.
In addition, the major alternative cooling system available to building owners is the installation of a stand-alone water chilling system (self-cooling). While competition from self-cooling exists, we expect that the vast majority of our current contracts will be renewed at maturity. Installation of a water chilling system requires significant building reconfiguration and space and capital expenditure, whereas our district energy business has the advantage of economies of scale in terms of plant efficiency, staff and power sourcing.

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
Business – Northwind Aladdin
Approximately 90% of Northwind Aladdin’s cash flows are generated from a long-term contract with the resort and casino, with the balance from a contract with a shopping mall. The resort and casino in Las Vegas includes a hotel with over 2,500 rooms, a 100,000 square foot casino and a 75,000 square foot convention and conference facility. Additional buildings are being constructed on the property and the Northwind Aladdin plant has the capability to serve the buildings.
The existing customer contracts with the resort and casino and the shopping mall both expire in February 2020. At expiry of the contracts, the plant will either be abandoned by us and ownership will pass to the resort and casino for no compensation, or the plant will be removed by us at a cost to the resort and casino.
The Northwind Aladdin plant has been in operation since 2000 and has the capacity to produce approximately 9,300 tons of chilled water, 40 million BTUs of heating per hour and to generate approximately 5 megawatts of electricity. The plant is staffed 24 hours a day. The plant supplies district energy services to its customers via an underground pipe system.
Employees
Our district energy business has 42 full-time employees and one part-time employee. There are 35 plant staff members employed under the terms of contracts with the International Union of Operating Engineers. On December 19, 2005, contracts covering unionized employees in Chicago were renewed for another three years effective January 15, 2006. In Las Vegas, the contract term is currently four years and expires on March 31, 2009.
Airport Parking Business
Overview
Our airport parking business is the largest provider of off-airport parking services in the United States, measured by number of facilities, with 30 facilities comprising over 40,000 parking spaces and over 360 acres at 20 major airports across the United States, including six of the busiest commercial U.S. airports for 2006. Our airport parking business provides customers with 24-hour secure parking close to airport terminals, as well as transportation via shuttle bus to and from their vehicles and the terminal. Operations are carried out on either owned or leased land at locations near airports. Operations on owned land or land on which our airport parking business has leases longer in term than 20 years (including extension options) account for a majority of operating income.
Financial information for this business is as follows ($ in millions):

	2006	2005	2004

Revenue	$76.1	$59.9	$51.4
Operating income (loss)(1)	(10.1)	6.5	7.1
Total assets	283.5	288.8	205.2
% of our consolidated revenue	14.6%	19.6%	33.6%
——————
(1)
Includes a non-cash impairment charge of $23.5 million for existing trademarks and domain names due to a re-branding initiative.
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
On October 3, 2005, our airport parking business acquired real property, and personal and intangible assets related to six off-airport parking facilities. These facilities are collectively referred to as “SunPark” and are located at airports in St. Louis, Philadelphia, Houston, Oklahoma City, Buffalo and Columbus. Our airport parking business also acquired two stand-alone facilities and consolidated our presence in certain markets. We initially contributed $17.8 million of the equity required to finance these transactions, part of which was subsequently refinanced so our final contribution was $14.4 million. As a result, our ownership interest in the airport parking business increased from 87.1% to 88.0%.
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
Airports are generally owned by local governments although in many cases, airport parking operations are managed by large parking facility management companies pursuant to cost-plus contracts. Most airports have historically increased parking rates rapidly with increases in demand, creating a favorable pricing environment for off-airport competitors.
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

The substantial increase in use of the internet to purchase air travel through companies such as Expedia, Orbitz and Travelocity, as well as through airlines’ own websites, provides a strong co-marketing opportunity for larger off-airport parking operators that provide broad nationwide coverage at the busiest airports. In addition, we believe the highly fragmented nature of the industry may provide consolidation opportunities that provide economies of scale such as national marketing programs, distribution networks and information systems.
Strategy
We believe that we can grow our airport parking business by focusing on achieving operating efficiencies and internal growth, expanding marketing efforts and complementary acquisitions.
Internal Growth
Our internal growth strategy includes ongoing development of pricing strategies designed to maximize revenue, increasing customer volumes through our service and marketing strategies, and capacity expansions where possible. Our pricing strategy involves our ongoing review of list prices and discounting policies on a market-by-market basis to optimize parking revenue and the provision of added or premium services (such as valet parking and oil change service) in select markets to increase revenue generated per car. Our service strategy involves tailoring service offerings to specific markets to increase our customer base and encourage repeat business. We intend to continue to expand capacity at capacity constrained locations through more efficient utilization of space, additional leases at adjacent or nearby properties to existing locations, valet parking and utilizing “deep-stack” parking and installation of vertical stackers.
Operating Efficiencies
Our business was enlarged with the acquisition of SunPark in October 2005. We intend to pursue economies of scale that can be realized due to the increased size, in areas such as combined marketing programs, vehicles and equipment purchases and employee benefits. For example, in 2006 we negotiated a national fuel program.
Marketing
We intend to continue to expand the scope of our marketing programs by pursuing promotional arrangements and other co-marketing opportunities with third parties, such as airlines and travel agencies. We also intend to drive additional revenue by developing and refining our internet reservation capability, opening new marketing and selling channels, and improving the product offering for corporate accounts and loyalty programs.
In 2007, we have commenced a re-branding of our business to FastTrack Airport Parking, including a re-design of our website platform and other marketing materials. We intend to focus our marketing and promotional efforts to building brand awareness nationally, which we believe will enable us to grow our customer base, increase the percentage of higher margin direct sales and encourage customer loyalty.
Acquisitions
We believe the highly fragmented nature of the industry may provide consolidation opportunities. Acquiring facilities at major airports where we do not currently have a facility may allow us to expand our nationwide presence, while opportunities in markets where we already have a presence may provide increased operating efficiencies and expanded capacity.
Business
Operations

We believe our size and nationwide coverage and sophisticated marketing programs provide us with a competitive advantage over other airport parking operators. We have centralized our marketing activities and the manner in which we sell our services to customers. Individual location operations can focus on service delivery as diverse reservation services and customer and distribution channel relations are managed centrally. Our size and the diversity of our operations enable us to mitigate the risk of a downturn or competitive impact in particular locations or markets. In addition, our size provides us with the ability to take advantage of incremental growth opportunities in any of the markets we serve as we generally have more capital resources to apply toward those opportunities than single facility operators.
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
Most of our customers fall into two categories: business travelers and leisure travelers. Business travelers are typically much less price sensitive and tend to patronize those locations that emphasize service, particularly prompt, consistent and quick shuttle service to and from the airport. Shuttle service is generally provided within a few minutes of the customer’s arrival at the parking facility, or the airport, as the case may be. Leisure travelers often seek the least expensive parking, and in certain markets we offer substantial discounts and coupon programs to attract leisure travelers. In addition to reserved parking and shuttle services, we provide ancillary services at some parking facilities to attract customers to the facility and/or to earn additional revenue at the facility. Such services include car washes or auto repairs in certain markets, either at no cost to the customer or for a fee.
Locations
Our off-airport parking business has 30 facilities at 20 airports across the United States including six of the ten busiest commercial airports. We have multiple facilities at Phoenix, Newark, Philadelphia, Oakland and Hartford airports.
The majority of our facilities provide a self park service with twelve facilities exclusively valet. Our portfolio covers approximately 369 acres of land of which 209 acres are owned.

Marketing

Our marketing platform consists of direct mail campaigns, our website platform, cross-selling through and with third parties, notably Expedia, Orbitz and Airport Discount Parking. We also promote our business through promotional campaigns, such as our loyalty program, selective discount programs and companion airline ticket offers. We also maintain a corporate account program providing discounted or membership rates and added services to corporate customers. We also have cross-marketing arrangements with travel agents and travel providers such as JetBlue.
Our facilities currently operate under various trade names. In 2007, we commenced a re-branding of our business to FastTrack Airport Parking. The re-branding includes replacement of signage, uniforms and the graphics on our shuttle buses. The brand will be incorporated into a new website and rolled out through our other marketing channels.
Competition

Competition exists on a local basis at each of the airports at which we operate. Generally, on and off airport parking facilities compete on the basis of location (relative to the airport and major access roads), quality of facilities (including whether the facilities are covered), type of service provided (self-park or valet), security, service (especially relating to shuttle bus transportation and frequency and convenience of drop-off), price and marketing. We face direct competition from the on-airport parking facilities operated by each airport, many of which are located closer to passenger terminals than our locations. Airports generally have significantly more parking spaces than we do and provide different parking alternatives, including self-park short-term and long-term, off-airport lots and valet parking options.
We also face competition from existing off-airport competitors at each airport. While each airport is different, there generally are significant barriers to entry, including limited availability of suitable land of adequate size near the airport and major access roads, and zoning restrictions. While competition is local in each market, we face strong competition from several large off-airport competitors, including companies such as The Parking Spot, ParkNFly, Airport Fast Park and PreFlight Airport Parking (owned by General Electric) that have operations at five or more U.S. airports. In each market, we also face competition from smaller, locally owned independent parking operators, as well as from hotels or rental car companies that have their own parking facilities. Some present and potential competitors have or may obtain greater financial and marketing resources than we do, which may negatively impact our ability to compete at each airport or to compete for acquisitions.
Indirectly, we face competition from other modes of transportation to the airports at which we operate, including public transportation, airport rail links, taxis, limousines and drop-offs by friends and family. We face competition from other large off-airport parking providers in gaining access to marketing and distribution channels, including internet travel agencies, airlines and direct mail.
Regulation
Our airport parking business is subject to federal, state and local regulation relating to environmental protection. We own a parcel of real estate that includes land that the Environmental Protection Agency, or EPA, has determined to be contaminated. A third-party operating in the vicinity has been identified as a potentially responsible party by the EPA. We do not believe our parking business contributed to this contamination and we have not been named as a potentially responsible party. Nevertheless, we have purchased an environmental insurance policy for the property as an added precaution against any future claims. The policy expires in July 2007 and is renewable.
We transport customers by shuttle bus between the airport terminals and its parking facilities, subject to the rules and policies of the local airport. The airports are able to regulate or control the flow of shuttle buses. Some airport authorities require permits and/or levy fees on off-airport parking operators for every shuttle trip to the terminals. In most cases we seek to pass increases in these fees on to our customers through higher parking rates. Significant increases in these fees could result in a loss of customers.
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
Management
The day-to-day operations of our airport parking business are managed by a team primarily located at head offices in Downey, California. Each site is operated by local managers who are responsible for all aspects of the operations at their site. Responsibilities include ensuring that customer requirements are met and that revenue from the sites is collected and expenses incurred in accordance with internal guidelines.
Employees
As of December 31, 2006, our parking business employed approximately 1,034 individuals. Approximately 21.5% of its employees are covered by collective bargaining agreements. We believe that employee relations at this business are good.
Our Employees
As of December 31, 2006, we had a total of 2,728 employees in our consolidated businesses of which 27.2% are subject to collective bargaining agreements. The company and the trust do not have any employees.

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
•
Charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee
•
Policy for Shareholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Company
•
Information for Shareholder Communication with our Board of Directors, our Audit Committee and our Lead Independent Director
Our Code of Ethics and Conduct applies to all of our directors, officers and employees as well as all directors, officers and employees of our Manager involved in the management of the company and its businesses. We will post any amendments to the Code of Ethics and Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, or NYSE, on our website. The information on our website is not incorporated by reference into this report.
You can request a copy of these documents at no cost, excluding exhibits, by contacting Investor Relations at 125 West 55th Street, New York, NY 10019 (212-231-1000).
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
Our businesses have substantial indebtedness, which could inhibit their operating flexibility.

As of December 31, 2006, on a consolidated basis, we had total long-term debt outstanding of $963.7 million, all of which is at the operating business level, plus a significant amount of additional availability under existing credit facilities, primarily $300.0 million under the MIC Inc. acquisition facility. IMTT also has a significant level of debt. The terms of these debt arrangements generally require compliance with significant operating and financial covenants. The ability of each of our businesses or investments to meet their respective debt service obligations and to repay their outstanding indebtedness will depend primarily upon cash produced by that business.
This indebtedness could have important consequences, including:
•
limiting the payment of dividends and distributions to us;
•
increasing the risk that our subsidiaries might not generate sufficient cash to service their indebtedness;
•
limiting our ability to use operating cash flow in other areas of our businesses because our subsidiaries must dedicate a substantial portion of their operating cash flow to service their debt;
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
A major component of our strategy is to acquire additional infrastructure businesses both within the sectors in which we currently operate and in sectors where we currently have no presence. Acquisitions involve a number of special risks, including failure to successfully integrate acquired businesses in a timely manner, failure of the acquired business to implement strategic initiatives we set for it and/or achieve expected results, failure to identify material risks or liabilities associated with the acquired business prior to its acquisition, diversion of management’s attention and internal resources away from the management of existing businesses and operations, and the failure to retain key personnel of the acquired business. We expect to face competition for acquisition opportunities, and some of our competitors may have greater financial resources or access to financing on more favorable terms than we will. This competition may limit our acquisition opportunities, may lead to higher acquisition prices or both. While we expect that our relationship with the Macquarie Group will help us in making acquisitions, we cannot assure you that the benefits we anticipate will be realized. The successful implementation of our acquisition strategy may result in the rapid growth of our business which may place significant demands on management, administrative, operational and financial resources. Furthermore, other than our Chief Executive Officer and Chief Financial Officer, the personnel of IBF performing services for us under the management services agreement are not wholly dedicated to us, which may result in a further diversion of management time and resources. Our ability to manage our growth will depend on our maintaining and allocating an appropriate level of internal resources, information systems and controls throughout our business. Our inability to successfully implement our growth strategy or successfully manage growth could have a material adverse effect on our business, cash flow and ability to pay distributions on our shares.

Since our initial public offering, we have devoted significant resources to integrating our initial and newly acquired businesses, thereby diverting attention from strategic operating initiatives.
We completed our initial public offering and the acquisition of our initial businesses and investments in December 2004 and since that time have completed numerous additional acquisitions. Prior to our acquisition, most of our businesses were privately owned and not subject to financial and disclosure requirements and controls applicable to U.S. public companies. We have expended significant time and resources to develop and implement effective systems and procedures, including accounting and financial reporting systems, in order to manage our operations on a combined basis as a consolidated U.S. public company. As a result, these businesses have been limited, and may continue to be limited, in their ability to pursue strategic operating initiatives and achieve our internal growth expectations.
We may not be able to successfully fund future acquisitions of new infrastructure businesses due to the unavailability of debt or equity financing on acceptable terms, which could impede the implementation of our acquisition strategy and negatively impact our business.
In order to make acquisitions, we will generally require funding from external sources. Since the timing and size of acquisitions cannot be readily predicted, we may need to be able to obtain funding on short notice to benefit fully from attractive opportunities. Sufficient funding for an acquisition may not be available on short notice or may not be available on terms acceptable to us. Although we have a revolving credit facility at the MIC Inc. level primarily to fund acquisitions and capital expenditures, we may require more funding than is available under this facility. Furthermore, the level of our subsidiary indebtedness may limit our ability to expand this facility if needed or incur additional borrowings at the holding company level. This facility matures in 2008 and we may be unable to refinance any borrowing that is outstanding under this facility at that time or enter into a replacement facility, which could impede our ability to pursue our acquisition strategy.
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
If interest rates or margins increase, the cost of refinancing debt and servicing our acquisition facility will increase, reducing our profitability and ability to pay dividends.
We have substantial indebtedness with maturities ranging from 3 years to 19 years. Refinancing this debt may result in substantially higher interest rates or margins or substantially more restrictive covenants. Either event may limit operational flexibility or reduce upstream dividends and distributions to us. We also cannot assure you that we or the other owners of any of our businesses or investments will be able to make capital contributions to repay some or all of the debt if required. If any of our businesses or investments were unable to repay its debts when due, it would become insolvent. Increased interest rates or margins would reduce the profitability of the relevant business or investment and, consequently, would have an adverse impact on its ability to pay dividends to us and our ability to pay dividends to shareholders.
In addition, we do not currently have any interest rate hedges in place to cover any borrowings under our MIC Inc. revolving credit facility. If we draw down on our MIC Inc. revolving credit facility, an increase in interest rates would directly reduce our profitability and cash available for distribution to shareholders. Our MIC Inc. revolving credit facility matures in 2008 and we expect to repay or refinance any borrowing outstanding at that time and enter into a similar facility. An increase in interest rates or margins at that time may significantly increase the cost of any repayment or the terms associated with any refinancing.

We own, and may acquire in the future, investments in which we share voting control with third parties and, consequently, our ability to exercise significant influence over the business or level of their distributions to us depends on our maintaining good relationships with these third parties.
We own 50% of IMTT and may acquire less than majority ownership in other investments in the future. Our ability to influence the management of jointly controlled investments, and the ability of these investments to continue operating without disruption, depends on our maintaining a good working relationship with our co-investors and having similar investment and performance objectives for these investments. To the extent that we are unable to agree with co-investors regarding the business and operations of the relevant investment, the performance of investment and level of dividends to us are likely to suffer, which could have a material adverse effect on our results and our ability to pay distributions on our shares. Furthermore, we may from time to time own non-controlling interests in investments. Management and controlling shareholders of these investments may develop different objectives than we have and may not make distributions to us at levels that we had anticipated. Our inability to exercise significant influence over the operations, strategies and policies of non-controlled investments means that decisions could be made that could adversely affect our results and our ability to generate cash and pay distributions on our shares.
Our business is dependent on our relationships, on a contractual and regulatory level, with government entities that may have significant leverage over us. Government entities may be influenced by political considerations to take actions adverse to us.
Our business generally is, and will continue to be, subject to substantial regulation by governmental agencies. In addition, our business relies on obtaining and maintaining government permits, licenses, concessions, leases or contracts. Government entities, due to the wide-ranging scope of their authority, have significant leverage over us in their contractual and regulatory relationships with us that they may exercise in a manner that causes us delays in the operation of our business or pursuit of our strategy, or increased administrative expense. Furthermore, government permits, licenses, concessions, leases and contracts are generally very complex, which may result in periods of non-compliance, or disputes over interpretation or enforceability. If we fail to comply with these regulations or contractual obligations, we could be subject to monetary penalties or we may lose our rights to operate the affected business, or both. Where our ability to operate an infrastructure business is subject to a concession or lease from the government, the concession or lease may restrict our ability to operate the business in a way that maximizes cash flows and profitability. Further, our ability to grow our current and future businesses will often require consent of numerous government regulators. Increased regulation restricting the ownership or management of U.S. assets, particularly infrastructure assets, by non-U.S. persons, given the non-U.S. ultimate ownership of our Manager, may limit our ability to pursue acquisitions. Any such regulation may also limit our Manager’s ability to continue to manage our operations, which could cause disruption to our business and a decline in our performance. In addition, any required government consents may be costly to seek and we may not be able to obtain them. Failure to obtain any required consents could limit our ability to achieve our growth strategy.
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
Where our businesses or investments are sole or predominant service providers in their respective service areas and provide services that are essential to the community, they are likely to be subject to rate regulation by governmental agencies that will determine the prices they may charge. We may also face fees or other charges imposed by government agencies that increase our costs and over which we have no control. We may be subject to increases in fees or unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, could result in our profits being negatively affected. In addition, we may have very little negotiating leverage in establishing contracts with government entities, which may decrease the prices that we otherwise might be able to charge or the terms upon which we provide products or services. Businesses and investments we acquire in the future may also be subject to rate regulation or similar negotiating limitations.
A significant and sustained increase in the price of oil could have a negative impact on the revenue of a number of our businesses.
A significant and sustained increase in the price of oil could have a negative impact on the profitability of a number of our business. Higher prices for jet fuel could result in less use of aircraft by general aviation customers, which would have a negative impact on the profitability of our airport services business. Higher prices for jet fuel will increase the cost of traveling by commercial aviation, which could result in lower enplanements at the airports where our airport parking business operates and therefore less patronage of our parking facilities and lower revenue. Higher fuel prices would increase the cost of power to our district energy business which it may not be able to fully pass on to customers pursuant to the terms of our contracts with them.
Our businesses are subject to environmental risks that may impact our future profitability.
Our businesses (including businesses in which we invest) are subject to numerous statutes, rules and regulations relating to environmental protection. Our airport services and airport parking businesses are subject to environmental protection requirements relating to the storage, transport, pumping and transfer of fuel, and our district energy business is subject to requirements relating mainly to its handling of significant amounts of hazardous materials. TGC is subject to risks and hazards associated with the refining, handling, storage and transportation of combustible products. These risks could result in substantial losses due to personal injury, loss of life, damage or destruction of property and equipment, and environmental damage. Any losses we face could be greater than insurance levels maintained by our businesses, which could have an adverse effect on their and our financial results. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect sales and cash flows.
IMTT’s operations in particular are subject to complex, stringent and expensive environmental regulation. Although we believe that our businesses comply in all material respects with environmental, health and safety regulations, failure to comply in the future or other claims may give rise to interruptions in operations and civil or criminal penalties and liabilities that could adversely affect our business and financial condition. Further, these rules and regulations are subject to change and compliance with such changes could result in a restriction of the activities of our businesses, significant capital expenditures and/or increased ongoing operating costs.
A number of the properties owned by IMTT have been subject to environmental contamination in the past and require remediation for which IMTT is liable. These remediation obligations exist principally at IMTT’s Bayonne and Lemont facilities and could cost more than anticipated or could be incurred earlier than anticipated or both. In addition, IMTT may discover additional environmental contamination at its Bayonne, Lemont or other facilities that may require remediation at significant cost to IMTT. Further, the past contamination of the properties owned by IMTT could also result in personal injury or property damage or similar claims by third parties.
We may also be required to address other prior or future environmental contamination, including soil and groundwater contamination that results from the spillage of fuel, hazardous materials or other pollutants. Under various federal, state, local and foreign environmental statutes, rules and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials. The presence of these hazardous materials on a property could also result in personal injury or property damage or similar claims by private parties that could have a material adverse effect on our financial condition or operating income. Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person.

We may face a greater exposure to terrorism than other companies because of the nature of our businesses and investments.
We believe that infrastructure businesses face a greater risk of terrorist attack than other businesses, particularly those businesses that have operations within the immediate vicinity of metropolitan and suburban areas. Specifically, because of the combustible nature of TGC’s products and consumer reliance on these products for basic services, TGC’s SNG plant, transmission pipelines, barges and storage facilities may be at greater risk for terrorism attacks than other businesses, which could affect TGC’s operations significantly. Any terrorist attacks that occur at or near our business locations would likely cause significant harm to our employees and assets. As a result of the terrorist attacks in New York on September 11, 2001, insurers significantly reduced the amount of insurance coverage available for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. A terrorist attack that makes use of our property, or property under our control, may result in liability far in excess of available insurance coverage. In addition, any further terrorist attack, regardless of location, could cause a disruption to our business and a decline in earnings. Furthermore, it is likely to result in an increase in insurance premiums and a reduction in coverage, which could cause our profitability to suffer.
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
Our income may be affected adversely if additional compliance costs are required as a result of new safety, health or environmental regulation.
Our businesses and investments are subject to federal, state and local safety, health and environmental laws and regulations. These laws and regulations affect all aspects of their operations and are frequently modified. There is a risk that any one of our businesses or investments may not be able to comply with some aspect of these laws and regulations, resulting in fines or penalties. Additionally, if new laws and regulations are adopted or if interpretations of existing laws and regulations change, we could be required to increase capital spending and incur increased operating expenses in order to comply. Because the regulatory environment frequently changes, we cannot predict when or how we may be affected by such changes.
Any adverse development in the general aviation industry that results in less air traffic at airports we service would have a material adverse impact on our airport services business.
A large part of the revenue at our airport services business is generated from fuel sales and other services provided to general aviation customers. Air travel and air traffic volume of general aviation customers can be affected by airport-specific occurrences as well as events that have nationwide and industry-wide implications. The events of September 11, 2001 had a significant adverse impact on the aviation industry, particularly in terms of traffic volume due to forced closures. Immediately following September 11, 2001, thousands of general aviation aircraft were grounded for weeks due to the FAA’s “no-fly zone” restrictions imposed on the operation of aircraft. Airport specific circumstances include situations in which our major customers relocate their home base or preferred fueling stop to alternative locations. Additionally, the general economic conditions of the area where the airport is located will impact the ability of our FBOs to attract general aviation customers or generate fuel sales, or both. Significant increases in fuel prices may also decrease the demand for our services, including refueling services, or result in lower fuel sales margins, or both, leading to lower operating income.
Changes in the general aviation market as a whole may adversely affect our airport services business. General aviation travel is more expensive than alternative modes of travel. Consequently, during periods of economic downturn, FBO customers may choose to travel by less expensive means, which could impact the earnings of our airport services business. In addition, changes to regulations governing the tax treatment relating to general aviation travel, either for businesses or individuals may cause a reduction in general aviation travel. Increased environmental regulation restricting or increasing the cost of general aviation activities could also cause revenue in our airport services business to decline. Travel by commercial airlines may also become more attractive for general aviation travelers if service levels improve. Under these circumstances, our FBOs may lose customers to the commercial air travel market, which may decrease our earnings.
Our airport services business is subject to a variety of competitive pressures, and the actions of competitors may have a material adverse effect on the revenue of our airport services business.
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
Our FBOs (including the heliport) do not have the right to be the sole provider of FBO services at any of our FBO locations. The authority responsible for each airport has the ability to grant other FBO leases at the airport and new competitors could be established at those FBO locations. The addition of new competitors is particularly likely if we are seen to be earning significant profits from these FBO operations. Any such actions, if successful, may reduce, or impair our ability to increase, the revenue of the FBO business.
The termination for cause or convenience of one or more of the FBO leases would damage our airport services business significantly.
Our airport services revenue is derived from long-term FBO leases at airports and one heliport. If we default on the terms and conditions of our leases, the relevant authority may terminate the lease without compensation, and we would then lose the income from that location, and would be in default under the loan agreements of our airport services business and be obliged to repay our lenders a portion or all of our outstanding loan amount. Our leases at Chicago Midway, Philadelphia, North East Philadelphia, New Orleans International and Orange County, and the Metroport 34th Street Heliport in New York City allow the relevant authority to terminate the lease at their convenience. If the relevant authority were to terminate any of those leases, we would then lose the income from that location and be obliged to repay our lenders a portion or all of the then outstanding loan amount.
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
TGC has time charter agreements allowing the use of two barges that have the capability of transporting 424,000 gallons and 500,000 gallons of LPG, respectively. The Jones Act requires that vessels carrying cargo between two U.S. ports meet certain requirements. The barges used by TGC are the only two Jones Act qualified barges capable of carrying large volumes of LPG that are available in the Hawaiian Islands. They are near the end of their useful economic lives, and the barge owner intends to replace one or both of them in the near future. To the extent that the barge owner is unable to replace these barges, or alternatively, these barges are unable to transport LPG from Oahu and TGC is not able to secure foreign-source LPG or obtain an exemption to the Jones Act, the storage capacity on those islands could be depleted and sales and cash flows could be adversely affected.
The recovery of amounts expended for capital projects and operating expenses in the regulated operations is subject to approval by the Hawaii Public Utilities Commission, or HPUC, which exposes TGC to the risk of incurring costs that may not be recoverable from regulated customers.
In the past, TGC has requested rate increases from the HPUC approximately every five years as its operating costs increased and as capital investments were committed. When the HPUC approved our purchase of TGC, it stipulated that no rate increase may be implemented until 2009. Should TGC seek a rate increase, there is a risk that TGC will not be granted such increase or that it will be permitted only part of the increase, which may have a material adverse effect on TGC’s financial condition and results of operations.
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
The Use Agreement expires on December 31, 2020 and may be terminated by the City of Chicago for any uncured material breach of its terms and conditions. The City of Chicago also may require us to pay liquidated damages of $6,000 a day if we fail to remove, modify, replace or relocate our facilities when required to do so, if we install any facilities that are not properly authorized under the Use Agreement or if our district cooling system does not conform to the City of Chicago’s standards. Each of these non-compliance penalties could result in substantial financial loss or effectively shut down our district cooling system in downtown Chicago.
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
Certain of our investors may be required to comply with certain disclosure requirements of the City of Chicago and non-compliance may result in the City of Chicago’s rescission or voidance of the Use Agreement and any other arrangements our district energy business may have with the City of Chicago at the time of the non-compliance.
In order to secure any amendment to the Use Agreement with the City of Chicago to pursue expansion plans or otherwise, or to enter into other contracts with the City of Chicago, the City of Chicago may require any person who owns or acquires 7.5% or more of our shares to make a number of representations to the City of Chicago by filing a completed EDS. Our LLC agreement and our trust agreement require that in the event that we need to obtain approval from the City of Chicago in the future for any specific matter, including to expand the district cooling system or to amend the Use Agreement, we and each of our then 10% investors would need to submit an EDS to the City of Chicago within 30 days of the City of Chicago’s request. In addition, our LLC agreement and our trust agreement require each 10% investor to provide any supplemental information needed to update any EDS filed with the City of Chicago as required by the City of Chicago and as requested by us from time to time. However, in 2005, the City of Chicago passed an ordinance lowering the ownership percentage for which an EDS is required from 10% to 7.5%.
Although based on our discussions with the City of Chicago, we believe that the City of Chicago will allow us to satisfy this requirement through providing publicly available information, we cannot assure that this will remain the case in the future. As a result, we may at some point need to extend the requirements in our LLC agreement and trust agreement to 7.5% owners.
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
The deregulation of electricity markets in Illinois and future rate case rulings may result in higher and more volatile electricity costs, which our district energy business may not be able to fully pass through to its customers.
The Illinois electricity market was deregulated as scheduled in January 2007. Our district energy business has entered into a contract with a retail energy supplier to provide for the supply of the majority of our 2007 electricity at a fixed price and we estimate our 2007 electricity costs will increase by 15-20% over 2006 based on our energy contracts as well as the ICC’s Final Order on ComEd’s rate case. We will need to enter into energy supply contracts for 2008 and subsequent years which may result in further increases in our electricity costs. In addition, the Final Order is subject to judicial review as well as rehearing by the ICC and ComEd will likely file future rate cases, both of which may cause the distribution component of our electricity costs to increase.
We believe that the terms of our customer contracts permit us to fully pass through our electricity cost increases or decreases. However, we have only recently implemented these contract pricing adjustments and cannot fully assess customer reaction at this time. Adverse customer response, including non-renewal of contracts, could have an adverse effect on our operating income.
If certain events within or beyond the control of our district energy business occur, our district energy business may be unable to perform its contractual obligations to provide chilling and heating services to its customers. If, as a result, its customers elect to terminate their contracts, our district energy business may suffer loss of revenue. In addition, our district energy business may be required to make payments to such customers for damages.
In the event of a shutdown of one or more of our district energy business’ plants due to operational breakdown, strikes, the inability to retain or replace key technical personnel or events outside its control, such as an electricity blackout, or unprecedented weather conditions in Chicago, our district energy business may be unable to continue to provide chilling and heating services to all of its customers. As a result, our district energy business may be in breach of the terms of some or all of its customer contracts. In the event that such customers elect to terminate their contracts with our district energy business as a consequence of their loss of service, its revenue may be materially adversely affected. In addition, under a number of contracts, our district energy business may be required to pay damages to a customer in the event that a cessation of service results in loss to that customer.
Northwind Aladdin currently derives most of its cash flows from a contract with a single customer, the Aladdin Resort and Casino, which recently emerged from bankruptcy. If this customer were to enter into bankruptcy again, our contract may be amended or terminated and we may receive no compensation, which could result in the loss of our investment in Northwind Aladdin.
Northwind Aladdin derives most of its cash flows from a contract with the Aladdin resort and casino in Las Vegas to supply cold and hot water and back-up electricity. The Aladdin resort and casino emerged from bankruptcy immediately prior to MDE’s acquisition of Northwind Aladdin in September 2004, and, during the course of those proceedings, the contract with Northwind Aladdin was amended to reduce the payment obligations of the Aladdin resort and casino. If the Aladdin resort and casino were to enter into bankruptcy again and a cheaper source of the services that Northwind Aladdin provides can be found, our contract may be terminated or amended. This could result in a total loss or significant reduction in our income from Northwind Aladdin, for which we may receive no compensation.

IMTT’s business is dependent on the demand for bulk liquid storage capacity in the locations where it operates.
Demand for IMTT’s bulk liquid storage is largely a function of U.S. domestic demand for chemical, petroleum and vegetable and animal oil products and, less significantly, the extent to which such products are imported into the United States rather than produced domestically. U.S. domestic demand for chemical, petroleum and V&A products is influenced by a number of factors, including economic conditions, growth in the U.S. economy and the pricing of chemical, petroleum and V&A products and their substitutes. Import volumes of these products to the United States are influenced by the cost of producing chemical, petroleum and V&A products domestically vis-à-vis overseas and the cost of transporting the products from overseas. In addition, changes in government regulations that affect imports of bulk chemical, petroleum and V&A products, including the imposition of surcharges or taxes on imported products, could adversely affect import volumes. A reduction in demand for bulk liquid storage, particularly in the New York Harbor or the lower Mississippi River, as a consequence of lower U.S. domestic demand for, or imports of, chemical, petroleum or V&A products, could lead to a decline in storage rates and tankage volumes rented by IMTT and adversely affect IMTT’s revenue and profitability.
IMTT’s business could be adversely affected by a substantial increase in bulk liquid storage capacity in the locations where it operates.
An increase in available bulk liquid storage capacity in excess of growth in demand for such storage in the key locations in which IMTT operates, such as New York Harbor and the lower Mississippi River, could result in overcapacity and a decline in storage rates and tankage volumes rented by IMTT and could adversely affect IMTT’s revenue and profitability.
IMTT’s current debt facilities will need to be refinanced on amended terms and increased in size during 2007 to provide the funding necessary for IMTT to fully pursue its expansion plans. The inability to refinance this debt on acceptable terms and to borrow additional amounts would have a material adverse effect on the business.
IMTT’s current debt facilities will need to be refinanced on amended terms and increased in size during 2007 to provide the funding necessary for IMTT to fully pursue its expansion plans. We cannot assure you that IMTT will be able to refinance its debt facilities on acceptable terms, including the loosening of certain restrictive covenants, or that IMTT will be able to expand the size of its debt facilities by an amount sufficient to cover the funding requirements of its expansion plans. If IMTT is unable to obtain sufficient additional financing, it will be unable to fully pursue its current expansion plans, its growth prospects and results of operations would be adversely affected and its distributions to us would decline from current levels. This would adversely affect our ability to make distributions to shareholders. Additionally, even if available, replacement debt facilities may only be available at substantially higher interest rates or margins or with substantially more restrictive covenants. Either event may limit the operational flexibility of IMTT and its ability to upstream dividends and distributions to us. If interest rates or margins increase, IMTT will pay higher rates of interest on any debt that it raises to refinance existing debt, thereby reducing its profitability and having an adverse impact on its ability to pay dividends to us and our ability to make distributions to shareholders.
IMTT’s business involves hazardous activities, is partly located in a region with a history of significant adverse weather events and is potentially a target for terrorist attacks. We cannot assure you that IMTT is, or will be in the future, adequately insured against all such risks.
The transportation, handling and storage of petroleum, chemical and V&A products are subject to the risk of spills, leakage, contamination, fires and explosions. Any of these events may result in loss of revenue, loss of reputation or goodwill, fines, penalties and other liabilities. In certain circumstances, such events could also require IMTT to halt or significantly alter operations at all or part of the facility at which the event occurred. Consistent with industry practice, IMTT carries insurance to protect against most of the accident-related risks involved in the conduct of the business; however, the limits of IMTT’s coverage mean IMTT cannot insure against all risks. In addition, because IMTT’s facilities are not insured against loss from terrorism, a terrorist attack that significantly damages one or more of IMTT’s major facilities would have a negative impact on IMTT’s future cash flow and profitability. Further, losses sustained by insurers during future hurricanes in the U.S. gulf region may result in lower insurance coverage and increased insurance premiums for IMTT’s properties in Louisiana.

Hurricane Katrina resulted in labor and materials shortages in the regions affected. This may have a negative impact on the cost and construction timeline of IMTT’s new storage facility in Louisiana, which could result in a loss of customer contracts and reduced revenue and profitability.
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
Risks Related to Ownership of Trust Stock
Our Manager’s affiliation with Macquarie Bank Limited and the Macquarie Group may result in conflicts of interest.
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
In addition to the limited circumstances in which our Manager can be terminated under the terms of the management services agreement, the management services agreement provides that in circumstances where the trust stock ceases to be listed on a recognized U.S. exchange or on the Nasdaq National Market as a result of the acquisition of trust stock by third parties in an amount that results in the trust stock ceasing to meet the distribution and trading criteria on such exchange or market, the Manager has the option to either propose an alternate fee structure and remain our Manager or resign, terminate the management services agreement upon 30 days’ written notice and be paid a substantial termination fee. The termination fee payable on the Manager’s exercise of its right to resign as our Manager subsequent to a delisting of our shares could delay or prevent a change in control that may favor our shareholders. Furthermore, in the event of such a delisting, any proceeds from the sale, lease or exchange of a significant amount of assets must be reinvested in new assets of our company. We would also be prohibited from incurring any new indebtedness or engaging in any transactions with the shareholders of the company or its affiliates without the prior written approval of the Manager. These provisions could deprive the shareholders of the trust of opportunities to realize a premium on the shares of trust stock owned by them.
The operating agreement of the company, which we refer to as the LLC agreement, and the trust agreement contain a number of provisions that could have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, control of the trust and the company. These provisions include:
•
restrictions on the company’s ability to enter into certain transactions with our major shareholders, with the exception of our Manager, modeled on the limitation contained in Section 203 of the Delaware General Corporation Law;
•
allowing only the company’s board of directors to fill vacancies, including newly created directorships and requiring that directors may be removed only for cause and by a shareholder vote of 66 2 /3%;
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
•
loss of a major funding source.
Risks Related to Taxation
Shareholders and the trust could be adversely affected if the IRS were to successfully contend that the trust is not a grantor trust for federal income tax purposes.
At the time of our initial public offering we determined that the trust would be classified as a grantor trust for U.S. federal income tax purposes and not as an association taxable as a corporation. Although the matter was not at that time free from doubt, we based this determination on an opinion of Shearman & Sterling LLP provided at that time and under then current law and assuming full compliance with the terms of the trust agreement (and other relevant documents). As a result of this determination, we have stated that, for U.S. federal income tax purposes, investors generally are treated as the beneficial owner of a pro rata portion of the interests in the company held by the trust. A recent pronouncement by the IRS questions the characterization of entities with structures like ours as grantor trusts and could change how we comply with our tax information reporting obligations. Depending on the resolution of these matters, we may be required to report allocable income, expense and credit items to the IRS and to shareholders on Schedule K-1, in addition to or instead of the letter we send to investors each year. A change in the characterization of the trust would not change shareholders’ distributive share of items of income, gain, loss and expense of the trust or the company, nor would it change the income tax liability of the trust or the company.
Under the trust agreement and the LLC agreement, if we determine that the trust is, or is reasonably likely to be, required to issue Schedule K-1s to shareholders, we must exchange all shares of outstanding trust stock for an equal number of LLC interests. We would also intend to take all necessary steps to elect to be treated as a corporation for U.S. federal income tax purposes. In that case, we would have the same tax reporting obligations of a corporation (rather than a partnership) and would not be required to issue Schedule K-1s to shareholders. We may not be able to make such an election without soliciting shareholder approval, which may not be obtained and, regardless, is likely to be a time-consuming and costly process. Should we be treated as a partnership for US federal income tax purposes and required to deliver a Schedule K-1 to shareholders for any extended length of time, it may negatively impact the liquidity of trading in our trust stock.
Furthermore, if the trust is found not to constitute a grantor trust for U.S. federal income tax purposes, the IRS could assess significant penalties for failure to file a partnership return and deliver Schedule K-1s to shareholders in prior years. Although, we believe that we have met the appropriate standards that would enable us to successfully challenge any such penalties, there can be no assurance that such a challenge would be successful or that we would not incur significant costs in the process. In light of the recent uncertainty in this area, we may choose to report shareholders’ distributive share of items of income, gain, loss and expense to the IRS and to shareholders on Schedule K-1s for the 2006 and 2007 tax year.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Generally all of the assets of our businesses, including real property, is pledged to secure the financing arrangements at these businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7 for a further discussion of these financing arrangements.
Airport Services Business
Our airport services business does not own any real property. Its operations are carried out under various long term leases. Our airport services business leases office space for its head office in Plano, Texas, and satellite offices in Baltimore, Maryland and at Teterboro Airport. For more information regarding our FBO locations see “Our Businesses and Investments — Airport Services Business — Business — Locations” in Part I, Item 1. The lease in Plano expires in 2008 and we extended the lease in Baltimore in May 2006 for 90 days, with automatic renewal until termination by either party. We believe that these facilities are adequate to meet current and foreseeable future needs.
At its FBO sites, our airport services business owns or leases a number of vehicles, including fuel trucks, as well as other equipment needed to service customers. Some phased replacement and routine maintenance is performed on this equipment. We believe that the equipment is generally well maintained and adequate for present operations.
Bulk Liquid Storage Terminal Business
IMTT owns and operates eight wholly-owned bulk liquid storage facilities in the United States and has part ownership in two companies that each own bulk liquid storage facilities in Canada. The land on which the facilities are located is either owned or leased by IMTT with leased land comprising a small proportion of the aggregate amount of land on which the facilities are located. IMTT also owns the storage tanks, piping and transportation infrastructure such as docks and truck and rail loading equipment located at all facilities, except for Quebec and Geismar where the docks are leased. We believe that the aforementioned equipment that is in service is generally well maintained and adequate for the present operations. For further details, see “Our Businesses and Investments — Bulk Liquid Storage Terminal Business — Business — Locations” in Part I, Item 1.
Gas Production and Distribution Business
The Gas Company, or TGC, has facilities on all major Hawaiian Islands providing support for our regulated and non-regulated operations. Property used in the regulated operations includes the SNG Plant and underground distribution piping. Regulated operations also include several holding tanks for LPG for distribution via underground piping located on each major island and by trucks used to transport LPG to these holding tanks. TGC has approximately 1,000 miles of underground piping used in regulated operations, of which approximately 900 miles are on Oahu.
Non-regulated operations include tanks and cylinders used to store LPG as well as trucks used to transport LPG. TGC also maintains a fleet of service vehicles and other heavy equipment necessary to provide installation, and perform repairs and maintenance to our distribution systems.
A summary of property, by island, follows. For more information regarding TGC’s operations see “Business — Our Businesses and Investments — Gas Production and Distribution Business — Fuel Supply, SNG Plant and Distribution System” in Part 1, Item 1.

Island	Description	Use	Own / Lease

Oahu	SNG Plant	Production of SNG	Lease
	Kamakee Street Buildings and Maintenance yard	Engineering, Maintenance Facility, Warehouse	Own
	LPG Baseyard	Storage facility for tanks and cylinders	Lease
	Topa Fort Street Tower	Executive Offices	Lease
	Various Holding Tanks	Store and supply LPG to utility customers	Lease
Maui	Office, tank storage facilities and baseyard	Island-wide operations	Lease
Kauai	Office, tank storage facility and baseyard	Island-wide operations	Own
Hawaii	Office, tank storage facilities and baseyard	Island-wide operations	Own
District Energy Business
Thermal Chicago owns or leases six plants as follows:

Plant Number	Ownership or Lease Information

P-1	Thermal Chicago has a long-term ground lease until 2043 with an option to renew for 49 years. The plant is owned by Thermal Chicago.

P-2	Property and plant are owned by Thermal Chicago.

P-3	Thermal Chicago has a ground lease that expires in 2017 with a right to renew for ten years. The plant is owned by Thermal Chicago but the landlord has a purchase option over one-third of the plant.

P-4
Thermal Chicago has a ground lease that expires in 2016 and we may renew the lease for another 10 years for the P-4B plant unilaterally, and for P-4A, with the consent of the landlord. Thermal Chicago acquired the existing P-4A plant and completed the building of the P-4B plant in 2000. The landlord can terminate the service agreement and the plant A premises lease upon transfer of the property, on which the A and B plants are located, to a third-party.

P-5	Thermal Chicago has an exclusive perpetual easement for the use of the basement where the plant is located.

Stand-Alone
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

Airport Parking Business
Our airport parking business has 30 off-airport parking facilities located at 20 airports throughout the United States. The land on which the facilities are located is either owned or leased by us. The material leases are generally long-term in nature. Please see the description under “Business — Our Businesses and Investments — Airport Parking Business — Locations” in Part I, Item 1 for a fuller description of the nature of the properties where these facilities are located.
Our airport parking business leases office space for its head office in Downey, California. The lease expires in 2010. We believe that the leased facility is adequate to meet current and foreseeable needs.
Our airport parking business operates a fleet of shuttle buses to transport customers to and from the airports at which it operates. The buses are either owned or leased. The total size of the fleet is approximately 192 shuttle buses. Some routine maintenance is performed by its own mechanics, while we outsource more significant maintenance. We believe that these vehicles are generally well maintained and adequate for present operations. Our airport parking business replaces the shuttle fleet approximately every three to five years.
Item 3. Legal Proceedings
There are no legal proceedings pending that we believe will have a material adverse effect on us other than ordinary course litigation incidental to our businesses. We are involved in ordinary course legal, regulatory, administrative and environmental proceedings periodically that are typically covered by insurance.
During 2006, IMTT incurred a fine of $110,000 resulting from self reported air permit violations at its Bayonne terminal. We believe that IMTT is, and at all times seek to remain, substantially in compliance with the many environmental laws and regulations to which it is subject. However changing regulations combined with increasingly stringent and complex monitoring and reporting requirements particularly with respect to emissions on occasions does result in incidences of unintended non-compliance (as occurred at the Bayonne terminal).
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
Our common stock is traded on the NYSE under the symbol “MIC.” Our common stock began trading on the NYSE on December 16, 2004. The following table sets forth, for the fiscal periods indicated, the high and low sale prices per share of our common stock on the NYSE:

	High	Low

Fiscal 2005
First Quarter	$30.08	$27.91
Second Quarter	29.82	27.21
Third Quarter	28.80	27.92
Fourth Quarter	31.00	28.44

Fiscal 2006
First Quarter	$35.23	$30.64
Second Quarter	32.27	26.06
Third Quarter	32.68	23.84
Fourth Quarter	35.79	29.20

Fiscal 2007
First Quarter (through February 23, 2007)	$39.91	$34.65
As of January 31, 2007 we had 37,562,165 shares of trust stock outstanding that were held by 46 holders of record and approximately 25,000 beneficial owners.
Disclosure of NYSE-Required Certifications
Because our trust stock is listed on the NYSE, our Chief Executive Officer is required to make, and on November 7, 2006 did make, an annual certification to the NYSE stating that he was not aware of any violation by the company of the corporate governance listing standards of the NYSE. In addition, we have filed, as exhibits to this annual report on Form 10-K, the certifications of the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our public disclosure.
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
Since January 1, 2005, we have made or declared the following per share distributions:

Declared	Period Covered	$ Per Share	Record Date	Payable Date

May 14, 2005	Dec 15 - Dec 31, 2004	$0.0877	June 2, 2005	June 7, 2005
May 14, 2005	First quarter 2005	$0.50	June 2, 2005	June 7, 2005
August 8, 2005	Second quarter 2005	$0.50	September 6, 2005	September 9, 2005
November 7, 2005	Third quarter 2005	$0.50	December 6, 2005	December 9, 2005
March 14, 2006	Fourth quarter 2005	$0.50	April 5, 2006	April 10, 2006
May 4, 2006	First quarter 2006	$0.50	June 5, 2006	June 9, 2006
August 7, 2006	Second quarter 2006	$0.525	September 6, 2006	September 11, 2006
November 8, 2006	Third quarter 2006	$0.55	December 5, 2006	December 8, 2006
February 27, 2007	Fourth quarter 2006	$0.57	April 4, 2007	April 9, 2007

The declaration and payment of any future distribution will be subject to a decision of the company’s board of directors, which includes a majority of independent directors. The company’s board of directors will take into account such matters as general business conditions, our financial condition, results of operations, capital requirements and any contractual, legal and regulatory restrictions on the payment of distributions by us to our shareholders or by our subsidiaries to us, and any other factors that the board of directors deems relevant. In particular, each of our businesses and investments have substantial debt commitments and restrictive covenants, which must be satisfied before any of them can distribute dividends or make distributions to us. These factors could affect our ability to continue to make distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II, Item 7.
Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information with respect to shares of trust stock authorized for issuance as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Under Column (a))(c)

Equity compensation plans approved by securityholders(1)	16,869	$—	(1)
Equity compensation plans not approved by securityholders	—	—	—
Total	16,869	—	(1)
——————
(1)
Information represents number of shares of trust stock issuable upon the vesting of director stock units pursuant to our independent directors’ equity plan, which was approved and became effective in December 2004. Under the plan, each independent director elected at our annual meeting of shareholders is entitled to receive a number of director stock units equal to $150,000 divided by the average closing sale price of the trust stock during the 10-day period immediately preceding our annual meeting. The units vest on the day prior to the following year’s annual meeting. We granted 5,623 director stock units to each of our independent directors elected at our 2006 annual shareholders’ meeting based on the average 10-day closing price of $26.68. Currently, we have 44,127 shares of trust stock reserved for future issuance under the plan.

Item 6. Selected Financial Data

The selected financial data includes the results of operations, cash flow and balance sheet data of North America Capital Holding Company, or NACH (now known as Atlantic Aviation FBO Inc., or Atlantic Aviation), which was deemed to be our predecessor. We have included the results of operations and cash flow data of NACH for the years ended December 31, 2002 and December 31, 2003, for the period from January 1, 2004 through July 29, 2004 and for the period July 30, 2004 through December 22, 2004. The period from December 23, 2004 through December 31, 2004 includes the results of operations and cash flow data for our businesses and investments from December 23 through December 31, 2004 and the results of the company from April 13, 2004 through December 31, 2004. The years ended December 31, 2006 and 2005 include the full year of results for our consolidated group, with the results of businesses acquired during 2006 and 2005 being included from the date of acquisition. We have included the balance sheet data of NACH at December 31, 2003, and our consolidated balance sheet data at December 31, 2004, 2005 and 2006.

	Successor Year Ended Dec 31, 2006	Successor Year Ended Dec 31, 2005	Successor Dec 23 through Dec 31, 2004	Predecessor July 30 through Dec 29, 2004	Predecessor Jan 1 through July 29, 2004	Predecessor Year Ended December 31, 2003	Predecessor Year Ended December 31, 2002
	($ in thousands, except per share data)
Statement of Operations Data:
Revenue
Revenue from fuel sales	$313,298	$142,785	$1,681	$29,465	$41,146	$57,129	$49,893
Service revenue	201,835	156,655	3,257	9,839	14,616	20,720	18,698
Lease Income	5,118	5,303	126	—	—	—	—
Total Revenue	520,251	304,743	5,064	39,304	55,762	77,849	68,591
Cost of revenue:
Cost of product sales	(206,802)	(84,480)	(912)	(16,599)	(21,068)	(27,003)	(22,186)
Cost of services(1)	(92,542)	(82,160)	(1,633)	(849)	(1,428)	(1,961)	(1,907)
Gross profit	220,907	138,103	2,519	21,856	33,266	48,885	44,498
Selling, general and administrative expenses(2)	(120,252)	(82,636)	(7,953)	(13,942)	(22,378)	(29,159)	(27,795)
Fees to manager	(18,631)	(9,294)	(12,360)	—	—	—	—
Depreciation	(12,102)	(6,007)	(175)	(1,287)	(1,377)	(2,126)	(1,852)
Amortization of intangibles(3)	(43,846)	(14,815)	(281)	(2,329)	(849)	(1,395)	(1,471)
Operating income (loss)	26,076	25,351	(18,250)	4,298	8,662	16,205	13,380
Interest income	4,887	4,064	69	28	17	71	63
Dividend income	8,395	12,361	1,704	—	—	—	—
Finance Fees	—	—	—	(6,650)	—	—	—
Interest expense	(77,746)	(33,800)	(756)	(2,907)	(4,655)	(4,820)	(5,351)
Equity in earnings (loss) and amortization charges of investees	12,558	3,685	(389)	—	—	—	—
Unrealized losses on derivative instruments	(1,373)	—	—	—	—	—	—
Gain on sale of equity investment	3,412	—	—	—	—	—	—
Gain on sale of investment	49,933	—	—	—	—	—	—
Gain on sale of marketable securities	6,738	—	—	—	—	—	—
Other income (expense), net	594	123	50	(39)	(5,135)	(1,219)	—
Income (loss) from continuing operations before income tax	33,474	11,784	(17,572)	(5,270)	(1,111)	10,237	8,092
Income tax benefit (expense)	16,421	3,615	—	(286)	597	(4,192)	(3,150)
Minority interests	23	(203)	(16)	—	—	—	—
Income (loss) from continuing operations	49,918	15,196	(17,588)	(5,556)	(514)	6,045	4,942
Discontinued operations:
Income from operations of discontinued operations	—	—	—	116	159	121	197
Loss on disposal of discontinued operations	—	—	—	—	—	(435)	(11,620)
Income (loss) on disposal of discontinued operations (net of applicable income tax provisions)	—	—	—	116	159	(314)	(11,423)
Net income (loss)	49,918	15,196	(17,588)	(5,440)	(355)	5,731	(6,481)
Basic and diluted earnings (loss) per share(4)	1.73	0.56	(17.38)	—	—	—	—
Cash dividends declared per common share	2.075	1.5877	—	—	—	—	—
Cash Flow Data:
Cash provided by (used in) operating activities	46,365	43,547	(4,045)	(577)	7,757	9,811	9,608
Cash (used in) provided by investing activities	(686,196)	(201,950)	(467,477)	(228,145)	3,011	(4,648)	(2,787)
Cash provided by (used in) financing activities	562,328	133,847	611,765	231,843	(5,741)	(5,956)	(5,012)
Effect of exchange rate	(272)	(331)	(193)	—	—	—	—
Net (decrease) increase in cash	(77,775)	(24,887)	140,050	3,121	5,027	(793)	1,809
——————

(1)
Includes depreciation expense of $9.3 million and $8.1 million for the years ended December 31, 2006 and 2005, respectively, relating to our airport parking and district energy businesses.
(2)
The company incurred $6.0 million of non-recurring acquisition and formation costs that have been included in the December 23, 2004 to December 31, 2004 consolidated results of operations.
(3)
Includes a non-cash impairment charge of $23.5 million for existing trademarks and domain names due to a re-branding initiative, in the year ended December 31, 2006.
(4)
Basic and diluted earnings (loss) per share was computed on a weighted average basis for the years ended December 31, 2006 and 2005 and for the period April 13, 2004 (inception) through December 31, 2004. The basic weighted average computation of 28,895,522 shares of trust stock outstanding for 2006 was computed based on 27,050,745 shares outstanding from January 1, 2006 through June 1, 2006, 27,066,618 shares outstanding from June 2, 2006 through June 26, 2006, 27,212,165 shares outstanding from June 27, 2006 through October 29, 2006, 36,212,165 shares outstanding from October 30, 2006 through November 5, 2006 and 37,562,165 shares outstanding from November 6, 2006 through December 31, 2006. The diluted weighted average computation of 28,912,346 shares of trust stock outstanding for 2006 was computed by assuming that all of the stock unit grants provided to the independent directors on May 25, 2006 and May 25, 2005 had been converted to shares on those dates. The basic weighted average computation of 26,919,608 shares of trust stock outstanding for 2005 was computed based on 26,610,100 shares outstanding from January 1, 2005 through April 18, 2005, 27,043,101 shares outstanding from April 19, 2005 through May 24, 2005 and 27,050,745 shares outstanding from May 25, 2005 through December 31, 2005. The diluted weighted average computation of 26,929,219 shares of trust stock outstanding for 2005 was computed by assuming that all of the stock grants provided to the independent directors on May 25, 2005 and December 21, 2004 had been converted to shares on those dates. The basic weighted average computation of 1,011,887 shares of trust stock outstanding for 2004 was computed based on 100 shares outstanding from April 13, 2004 through December 21, 2004 and 26,610,100 shares outstanding from December 22, 2004 through December 31, 2004. The stock grants provided to the independent directors on December 21, 2004 were anti-dilutive in 2004 due to the Company’s net loss for that period.

	Successor at December 31, 2006	Successor at December 31, 2005	Successor at December 31, 2004	Predecessor at December 31, 2003
		($ in thousands)
Balance Sheet Data:
Total current assets	$230,966	$156,676	$167,769	$10,108
Property, equipment, land and leasehold improvements, net	522,759	335,119	284,744	36,963
Contract rights and other intangibles, net	526,759	299,487	254,530	52,524
Goodwill	485,986	281,776	217,576	33,222
Total assets	2,097,533	1,363,298	1,208,487	135,210
Current liabilities	72,139	34,598	39,525	15,271
Deferred tax liabilities	163,923	113,794	123,429	22,866
Long-term debt, including related party, net of current portion	959,906	629,095	434,352	32,777
Total liabilities	1,224,927	786,693	603,676	75,369
Redeemable convertible preferred stock	—	—	—	64,099
Stockholders’ equity (deficit)	864,425	567,665	596,296	(4,258)
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

GENERAL
The trust is a Delaware statutory trust that was formed on April 13, 2004. The company is a Delaware limited liability company that was also formed on April 13, 2004. The trust is the sole holder of 100% of the LLC interests of the company. Prior to December 21, 2004, the trust was a wholly-owned subsidiary of our Manager, a member of the Macquarie Group.
We own, operate and invest in a diversified group of infrastructure businesses that are providing basic, everyday services, such as parking, roads and water, through long-life physical assets. These infrastructure businesses generally operate in sectors with limited competition and high barriers to entry. As a result, they have sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.
The company is dependent upon cash distributions from its businesses to meet its corporate overhead and to pay management fee expenses and to pay dividends. We receive distributions through our directly owned holding company MIC Inc. for all of our businesses based in the United States. During 2006, we also received interest and principal on our subordinated loans to, and dividends from, our toll road business and dividends from Macquarie Communications Infrastructure Group, or MCG, and South East Water, or SEW, through directly owned holding companies that we formed to hold our interest in each business and investment. We sold our toll road business in December 2006 and our interests in MCG and SEW in August and October of 2006, respectively.
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
On May 4, 2006, the company’s board of directors declared a distribution of $0.50 per share for the quarter ended March 31, 2006 which was paid on June 9, 2006 to holders of record on June 5, 2006. On August 7, 2006, the company’s board of directors declared a distribution of $0.525 per share for the quarter ended June 30, 2006 which was paid on September 11, 2006 to holders of record on September 6, 2006. On November 8, 2006, the company’s board of directors declared a distribution of $0.55 per share for the quarter ended September 30, 2006 which was paid on December 8, 2006 to holders of record on December 5, 2006. On February 27, 2007, the company’s board of directors declared a dividend of $0.57 per share payable on April 9, 2007 to holders of record on April 4, 2007.
Tax Treatment of Distributions
Each holder of trust stock will be required to include in US federal taxable income its allocable share of trust income, gain, loss deductions and other items. The amounts shareholders include in taxable income may not equal the cash distributions to shareholders.
Some of the distributions received by the trust on its investment in the Company may be a return of capital for US federal income tax purposes. Therefore, the amount we distribute to our shareholders may exceed their allocable share of the items of income and expense. The extent to which the distributions from the Company will be characterized as dividend income cannot be estimated at this time. In some cases, distributions to holders of trust stock may be less than the items of income.
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
As a result of our dispositions during 2006, we recorded accounting gains of approximately $60.1 million. Capital gains approximating these amounts are allocated to shareholders who held shares of our stock on the last day of the month preceding the respective closing dates of each of the dispositions.
Beyond 2006, the portion of our distributions that will be treated as dividends, interest or return of capital for US federal income tax purposes is subject to a number of uncertainties. We currently anticipate that substantially all of the portion of our regular distributions that are treated as dividends for US federal income tax purposes should be characterized as qualified dividend income.

Other Tax Matters
A recent pronouncement by the IRS questions the characterization of entities with structures like ours as grantor trusts and could change how we comply with our tax information reporting obligations. Depending on the resolution of these matters, we may be required to report allocable income, expense and credit items to the IRS and to shareholders on Schedule K-1, in addition to or instead of the letter we send to investors each year. A change in the characterization of the trust would not change shareholders’ distributive share of items of income, gain, loss and expense of the trust or the company, nor would it change the income tax liability of the trust or the company.
If we are required, or reasonably likely to be required, to issue Schedule K-1s to shareholders, we would exchange all shares of outstanding trust stock for an equal number of LLC interests and, further, we intend to take all necessary steps to elect to be treated as a corporation for U.S. federal income tax purposes. In that case, we would have the same tax reporting obligations of a corporation (rather than a partnership) and would not be required to issue Schedule K-1s to shareholders.

Acquisitions and Dispositions

On December 21, 2004, we completed our IPO and concurrent private placement, issuing a total of 26,610,000 shares of trust stock at a price of $25.00 per share. Total gross proceeds were $665.3 million before offering costs and underwriting fees of $51.6 million. The majority of the proceeds were used to acquire our airports services business, airport parking business, district energy business, toll road business and investments in MCG and SEW in December 2004. In 2005 and 2006, we completed additional acquisitions in our existing business segments and in new segments and disposed of our toll road business and our investments in MCG and SEW, as follows.

Airport Services Business

On July 11, 2006, our airport services business acquired 100% of the shares of Trajen Holdings, Inc., or Trajen, the holding company for 23 fixed base operations, or FBOs, at airports in 11 states. In addition, on August 12, 2005, our airport services business acquired all of the membership interests in Eagle Aviation Resources, or EAR, operating an FBO in Las Vegas. On January 14, 2005, our airport services business acquired General Aviation Holdings, LLC, or GAH, with two FBOs in California. With these acquisitions, our airport services business owned and operated, at year end, a network of 41 FBOs and one heliport in the United States, the second largest such network in the industry.

Airport Parking Business
In October 2005, our airport parking business acquired real property, and personal and intangible assets related to six off-airport parking facilities collectively referred to as “SunPark” as well as a leasehold facility in Cleveland. Our airport parking business also acquired a facility in Philadelphia in July 2005. Following these acquisitions and consolidations, as discussed further below, our airport parking business has become the largest provider of off-airport parking services in the United States with 30 facilities at 20 airports across the United States.
Gas Production and Distribution Business
We acquired TGC on June 7, 2006. TGC owns and operates the sole regulated synthetic natural gas production and distribution business in Hawaii and distributes and sells liquefied petroleum gas through unregulated operations.

Bulk Liquid Storage Terminal Business
On May 1, 2006, we completed the purchase of newly issued common stock of IMTT Holdings Inc., the holding company for a group of companies and partnerships that operate IMTT. As a result of this transaction, we own 50% of IMTT Holdings’ issued and outstanding common stock. We have entered into a shareholders’ agreement which provides, with some exceptions, for minimum aggregate quarterly distributions of $14.0 million to be paid by IMTT Holdings, or $7.0 million to us, beginning with the quarter ended June 30, 2006 and through the quarter ending December 31, 2008.

Dispositions
On August 17, 2006, we sold our 16,517,413 stapled securities of Macquarie Communications Infrastructure Group (ASX: MCG) for $76.4 million. On October 2, 2006, we sold our 17.5% minority interest in the holding company for South East Water to HDF (UK) Holdings Limited and received net proceeds on the sale of approximately $89.5 million. On December 29, 2006 we disposed of our toll road business through the sale of our 50% interest in Connect M1-A1 Holdings Limited (“CHL”), for net proceeds of approximately $83.0 million.

See Note 4, Acquisitions, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on recent acquisitions and the related financings. See Note 5, Dispositions, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information on recent dispositions.

Equity Offering
During the fourth quarter of 2006, we completed an offering of an aggregate of 10,350,000 shares of trust stock at a price per share of $29.50 for which we received net proceeds of $290.9 million. The net cash proceeds from the equity offering and the sales of our interests in MCG and SEW were primarily used to repay in full indebtedness under the MIC Inc. acquisition credit facility.
Pending Acquisitions
On December 21, 2006, we entered into a business purchase agreement and a membership interest purchase agreement to acquire 100% of the interests in entities that own and operate two fixed base operations, or FBOs. The total purchase price is a cash consideration of $85.0 million (subject to working capital adjustments). In addition to the purchase price, it is anticipated that a further $4.5 million will be incurred to cover transaction costs, integration costs and reserve funding. The FBOs are located at Stewart International Airport in New York and Santa Monica Airport in California.
We expect to close the transaction through our airport services business. We expect to finance the purchase price and the associated transaction and other costs, in part, with $32.5 million of additional term loan borrowings under an expansion of the credit facility at our airport services business. We expect to pay the remainder of the purchase price and associated costs with cash on hand. The credit facility will continue to be secured by all of the assets and stock of companies within the airport services business.
IMPACT OF ACQUISITIONS ON OUR RESULTS OF OPERATIONS
Results of the operations of each of the acquisitions in our airport services and airport parking businesses and the acquisition of TGC are included in our consolidated results from the respective date of acquisition. These acquisitions resulted in significant increases in the recorded value of our property, plant and equipment, our intangible assets, including goodwill, our airport contract rights, customer relationships and technology, and in depreciation and amortization expense. Our 2006 and 2005 annual depreciation and amortization expense increased as this additional expense was fully reflected in our results. These acquisitions also resulted in a significant amount of goodwill. Our acquisition of 50% of IMTT Holdings is reflected in our equity in earnings and amortization charges of investee line in our financial statements from May 1, 2006.
We have financed a significant portion of our acquisition purchase prices with debt incurred at the business segment level, other than our investment in IMTT. The increased levels of debt have resulted in significant increases in interest expense from the respective date of acquisition. Simultaneous with our acquisition of our parking business’ holding company, the holding company increased its economic ownership in the underlying Macquarie Parking business from 43.1% to 87.1%. Minority shareholders did not contribute their full pro rata share of capital raised for acquisitions in 2005. As a result, we increased our ownership in the business from 87.1% to 88.0%. The historical results of the parking business discussed in this section include a larger allocation of net losses to the minority investors in 2004 and 2005.

OPERATING SEGMENTS AND BUSINESSES
Airport Services Business
Our airport services business depends upon the level of general aviation activity, and jet fuel consumption, for the largest portion of its revenue. General aviation activity is in turn a function of economic and demographic growth in the regions serviced by a particular airport and the general rate of economic growth in the United States. A number of our airports are located near key business centers, for example, New York – Teterboro, Chicago – Midway and Philadelphia. We believe the traffic generated by the businesses at these locations could help our FBOs at these locations grow at a faster rate than the industry average nationwide.
Fuel revenue is a function of the volume sold at each location and the average per gallon sale price. The average per gallon sale price is a function of our cost of fuel plus, where applicable, fees and taxes paid to airports or other local authorities for each gallon sold (Cost of revenue – fuel), plus our margin. Our fuel gross profit (Fuel revenue less Cost of revenue – fuel) depends on the volume of fuel sold and the average dollar-based margin earned per gallon. The dollar-based margin charged to customers varies based on business considerations. Dollar-based margins per gallon are relatively insensitive to the wholesale price of fuel with both increases and decreases in the wholesale price of fuel generally passed through to customers, subject to the level of price competition that exists at the various FBOs.
Our airport services business also earns revenue from activities other than fuel sales (Non-fuel revenue). For example, our airport services business earns revenue from refueling some general aviation customers and some commercial airlines on a “pass-through basis,” where we act as a fueling agent for fuel suppliers and for commercial airlines, receiving a fee, generally on a per gallon basis. In addition, our airport services business earns revenue from aircraft landing and parking fees and by providing general aviation customers with other services, such as de-icing and hangar rental. At some facilities we also provide de-icing services to commercial airlines. Our airport services business also earns management fees for its operation of six regional airports under management contracts.
In generating non-fuel revenue, our airport services business incurs supply expenses (Cost of revenue – non-fuel), such as de-icing fluid costs and payments to airport authorities, which vary from site to site. Cost of revenue – non-fuel is directly related to the volume of services provided and therefore generally increases in line with non-fuel revenue in dollar terms.
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
Bulk Liquid Storage Terminal Business
IMTT provides bulk liquid storage and handling services in North America through a total of eight terminals located on the East, West and Gulf coasts and the Great Lakes region of the United States and a partially owned terminal in each of Quebec and Newfoundland, Canada, with the largest terminals located on the New York Harbor and on the Mississippi River near the Gulf of Mexico. IMTT stores and handles petroleum products, various chemicals and vegetable and animal oils. IMTT is one of the largest companies in the bulk liquid storage terminal industry in the United States, based on storage capacity.
The key drivers of IMTT’s revenue and gross profit are the amount of tank capacity rented to customers and the rates at which such capacity is rented. Customers generally rent tanks under contracts with terms of between one and five years. Under these contracts, customers generally pay for the capacity of the tank irrespective of whether the tank is actually used. The key driver of storage capacity utilization and tank rental rates is the demand for capacity relative to the supply of capacity in a particular region (e.g., New York Harbor, Lower Mississippi River). Demand for capacity is primarily a function of the level of consumption of the bulk liquid products stored by the terminals and the level of importation and exportation of such products. Demand for petroleum and liquid chemical products, the main products stored by IMTT, historically has generally been driven by the level of economic activity. We believe major increases in the supply of new bulk liquid storage capacity in IMTT’s key markets has been and will continue to be limited by the availability of waterfront land with access to the infrastructure necessary for land based receipt and distribution of stored product (road, rail and pipelines), lengthy environmental permitting processes and high capital costs. We believe a favorable supply/demand balance for bulk liquid storage currently exists in the markets serviced by IMTT’s major facilities. This factor, when combined with the attributes of IMTT’s facilities such as deep water drafts and access to land based infrastructure, have resulted in available storage capacity at IMTT’s major facilities for both petroleum and chemical products being consistently fully or near fully rented to customers.
IMTT earns revenue at its terminals from a number of sources including storage of bulk liquids (per barrel, per month rental), throughput of liquids (handling charges), heating (a pass through of the cost associated with heating liquids to prevent excessive viscosity) and other (revenue from blending, packaging and warehousing, for example). The key elements of revenue generally increase annually on the basis of inflation escalation provisions in customer contracts.
In operating its terminals, IMTT incurs labor costs, fuel costs, repair and maintenance costs, real and personal property taxes and other costs (which include insurance and other operating costs such as utilities and inventory used in packaging and drumming activities).
In 2006, IMTT generated approximately 52% of its total terminal revenue and 50% of its terminal gross profit at its Bayonne, NJ facility, which services New York Harbor, and 34% of its total terminal revenue and 42% of its terminal gross profit at its St. Rose, LA, Gretna, LA and Avondale, LA facilities, which together service the lower Mississippi River region (with St. Rose being the largest contributor).
There are two key factors that are likely to materially impact IMTT’s total terminal revenue and terminal gross profit in the future. First, IMTT has achieved substantial increases in storage rates at its Bayonne and St. Rose facilities and some customers of IMTT have already agreed to extend contracts that do not expire until 2007 and 2008 at rates above the existing rates under such contracts. Based on the current level of demand for bulk liquid storage in New York Harbor and the lower Mississippi River, we anticipate that IMTT will achieve annual increases in storage revenue in excess of inflation at least through 2008.
Second, IMTT intends to undertake significant growth capital expenditure which is expected to contribute to terminal gross profit to a lesser extent in 2007 and a greater extent in 2008 and beyond as discussed in Liquidity and Capital Resources.
As prescribed in the shareholders’ agreement between MIC, IMTT Holdings and its other shareholders, until December 31, 2008, subject to compliance with law, the debt covenants applicable to its subsidiaries and retention of appropriate levels of reserves, IMTT Holdings is required to distribute $7.0 million per quarter to us. At December 31, 2006, we recorded a $7.0 million receivable in connection with the expected receipt of our share of the cash distribution for the fourth quarter of 2006 which was received on January 25, 2007. Subsequent to December 31, 2008, subject to the same limitations applicable prior to December 31, 2008 and subject to IMTT Holdings’ consolidated net debt to EBITDA ratio not exceeding 4.25:1 as at each quarter end, IMTT Holdings is required to distribute, quarterly, all of its consolidated cash flow from operations and cash flows from (but not used in) investing activities less maintenance and environmental remediation capital expenditure to its shareholders.
Based on current market conditions and assuming that the construction of the new facility at Geismar is completed in early 2008 and a number of the expansion opportunities currently being considered by IMTT are pursued and completed during 2007 and 2008, it is anticipated that IMTT’s total terminal revenue, terminal gross profit and cash flow provided by operating activities will increase significantly through 2009, enabling the current level of annual distributions from IMTT to MIC to be maintained beyond 2008.
Our interest in IMTT Holdings, from the date of closing our acquisition, May 1, 2006, is reflected in our equity in earnings and amortization charges of investee line in our consolidated statements of operations. Cash distributions received by us in excess of our equity in IMTT’s earnings and amortization charges are reflected in our consolidated statements of cash flows in net cash used in investing activities under return on investment in unconsolidated business.
Gas Production and Distribution Business
TGC is a Hawaii limited liability company that owns and operates the regulated synthetic natural gas production and distribution business in Hawaii and distributes and sells liquefied petroleum gas through unregulated operations. TGC operates in both regulated and unregulated markets on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. The Hawaii market includes Hawaii’s approximate 1.3 million resident population and approximate 7.5 million annual visitors.

TGC has two primary businesses, utility (or regulated) and non-utility (or unregulated):

•
The utility business includes distribution and sales of SNG on the island of Oahu and distribution and sale of LPG to approximately 36,000 customers through localized distribution systems located on the islands of Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (listed by size of market). Utility revenue consists principally of sales of thermal units, or therms, of SNG and gallons of LPG. One gallon of LPG is the equivalent of 0.913 therms. The operating costs for the utility business include the cost of locally purchased feedstock, the cost of manufacturing SNG from the feedstock, LPG purchase costs and the cost of distributing SNG and LPG to customers.

•
The non-utility business comprises the sale of LPG to approximately 32,000 customers, through truck deliveries to individual tanks located on customer sites on Oahu, Hawaii, Maui, Kauai, Molokai and Lanai. Non-utility revenue consists of sales of gallons of LPG. The operating costs for the non-utility business include the cost of purchased LPG and the cost of distributing the LPG to customers.
SNG and LPG have a wide number of commercial and residential applications, including electricity generation, water heating, drying, cooking, and gas lighting. LPG is also used as a fuel for some automobiles, specialty vehicles and forklifts. Gas customers range from residential customers for which TGC has nearly all of the market, to a wide variety of commercial customers.
Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without volume changes, will generally track global oil prices. Utility revenue includes fuel adjustment charges through which the changes in fuel costs are passed through to utility customers. As a result, the key measure of performance for this business is contribution margin.
Volume is primarily driven by demographic and economic growth in the state of Hawaii and by shifts of end users between gas and other energy sources and competitors. The Hawaii Department of Business, Economic Development, and Tourism has forecast population growth for the state of 1.1% per year through 2010. There are approximately 250 regulated utilities operating in Hawaii. These comprise one gas utility, four electric utilities, 34 water and sewage utilities and 211 telecommunications utilities. The four electric utility operators, combined, serve approximately 450,000 customers. Since all businesses and residences have electrical connections, this provides an estimate of the total gas market potential. TGC’s regulated customer base is approximately 36,000 and its non-regulated customer base is approximately 32,000. Accordingly, TGC’s overall market penetration, as a percentage of total electric utility customers in Hawaii, is approximately 15% of Hawaii businesses and residences. TGC has 100% of Hawaii’s regulated gas business and approximately 75% of Hawaii’s unregulated gas business.
Prices charged by TGC to its customers for the utility gas business are based on Hawaii Public Utilities Commission, or HPUC, regulated rates that allow TGC the opportunity to recover its costs of providing utility gas service, including operating expenses, taxes, a return of capital investments through recovery of depreciation and a return on the capital invested. TGC’s rate structure generally allows it to maintain a relatively consistent dollar-based margin per thermal unit by passing increases or decreases in fuel costs to customers through the fuel adjustment charges without filing a general rate case.
TGC incurs expenses in operating and maintaining its facilities and distribution network, comprising a SNG plant, a 22-mile transmission line, 1,000 miles of distribution pipelines, several tank storage facilities and a fleet of vehicles. These costs are generally fixed in nature. Other operating expenses incurred, such as LPG, feedstock for the SNG plant and revenue-based taxes, are generally sensitive to the volume of product sold. In addition, TGC incurs general and administrative expenses at its executive office that include expenses for senior management, accounting, information technology, human resources, environmental compliance, regulatory compliance, employee benefits, rents, utilities, insurance and other normal business costs.
The rates that are charged to non-utility customers are set based on LPG and delivery costs, and on the cost of fuel and competitive factors.
As part of the regulatory approval process of our acquisition of TGC, we agreed to 14 regulatory conditions addressing a variety of matters. The more significant conditions include:

•
the non-recoverability of goodwill, transaction or transition costs in future rate cases;
•
a limitation on TGC’s ability to file for a new rate case with a prospective test year commencing prior to 2009;

•
a requirement to limit TGC and HGC’s ratio of consolidated debt to total capital to 65%;
•
a requirement to maintain $20.0 million in readily available cash resources at TGC, HGC or the company;
•
a requirement that TGC revise its fuel adjustment clause to reconcile monthly charges to corresponding actually incurred fuel expenses; and
•
a requirement that TGC provide a $4.1 million customer appreciation credit from a vendor funded escrow account, to its gas customers.
District Energy Business
Our district energy business is comprised of Thermal Chicago and Northwind Aladdin, which are 100% and 75% indirectly owned by us. Thermal Chicago sells chilled water to approximately 100 customers in the Chicago downtown area and one customer outside of the downtown area under long-term contracts. Pursuant to these contracts, Thermal Chicago receives both capacity and consumption payments. Capacity payments (cooling capacity revenue) are received irrespective of the volume of chilled water used by a customer and these payments generally increase in line with inflation.
Consumption payments (cooling consumption revenue) are a per unit charge for the volume of chilled water used. Such payments are higher in the second and third quarters of each year when the demand for chilled water is at its highest. Consumption payments also fluctuate moderately from year to year depending on weather conditions. By contract, consumption payments generally increase in line with a number of economic indices that reflect the cost of electricity, labor and other input costs relevant to the operations of Thermal Chicago. The weighting of the individual economic indices broadly reflects the composition of Thermal Chicago’s direct expenses.
Thermal Chicago’s principal direct expenses in 2006 were electricity (40%), labor (14%), operations and maintenance (14%), depreciation and accretion (23%) and other (9%). Electricity usage fluctuates in line with the volume of chilled water produced. Thermal Chicago particularly focuses on minimizing the amount of electricity consumed per unit of chilled water produced by operating its plants to maximize efficient use of electricity. Other direct expenses, including labor, operations and maintenance, depreciation, and general and administrative are largely fixed irrespective of the volumes of chilled water produced.
In 2007, the Illinois electricity generation market was deregulated as discussed under “Our Businesses and Investments — District Energy Business — Business — Thermal Chicago — Electricity Costs” in Item 1. Business. Thermal has entered into a contract with a retail energy supplier to provide for the supply of the majority of our 2007 electricity at a fixed price and the remainder is a cost passed through to us from a customer. We estimate our 2007 electricity costs will increase on a per unit basis by 15-20% over 2006. We will need to enter into supply contracts for 2008 and subsequent years which may result in further increases in our electricity costs. Future rate cases or rehearing’s with the ICC may also increase our electricity costs.
About 45% or $7.2 million of our 2006 consumption revenue for Thermal Chicago was linked to the Midwest producer price index. The producer price index escalation was intended to reflect the increases in the cost of electricity over time but because it is based on costs across a broad geographic region in the Midwest, it does not fully reflect changes in electricity costs that occur locally or from deregulation. Beginning January 2, 2007, and based on provisions of their contracts, the escalation for the electricity cost changes in consumption revenue will reflect actual increases or decreases in Thermal Chicago’s electricity cost.
Northwind Aladdin provides cold and hot water and back-up electricity under two long-term contracts that expire in February 2020. Pursuant to these contracts, Northwind Aladdin receives monthly fixed payments of approximately $5.4 million per annum through March 2016 and monthly fixed payments of approximately $2.0 million per year thereafter through February 2020. In addition, Northwind Aladdin receives consumption and other variable payments from its customers that allow it to recover substantially all of its operating costs. Approximately 90% of total contract payments are received from the Aladdin resort and casino and the balance from the Desert Passage shopping mall.
Airport Parking Business
The revenue of our airport parking business include both parking and non-parking components. Parking revenue, which accounts for the substantial majority of total revenue is driven by the volume of passengers using the airports at which the business operates its market share at each location and its parking rates. We aim to grow our parking revenue by increasing our market share at each location and optimizing parking rates taking into consideration local demand and competition. Our airport parking business seeks to increase market share through marketing initiatives to attract both returning customers and air travelers who have not previously used off-airport parking and through improved services. Our ability to successfully execute marketing, pricing and service initiatives is key to maintaining and growing revenue. Non-parking revenue includes primarily transportation services.
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
Turnover and intra-day activity are captured in the “cars out” or total number of customers exiting during the period. This measure, in combination with average parking revenue per car out and average overnight occupancy, are primary indicators of our customer mix and reflect our ongoing revenue management efforts. Average parking revenue is a function of the fee for parking, the discount applied, if any, and the number of days the customer is parked at the facility. For example, an increase in average parking revenue over time can be a result of increased pricing, reduced discounting or an increase in the average length of stay.
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
RESULTS OF OPERATIONS
We acquired our initial businesses and investments on December 22 and December 23, 2004 using the majority of the proceeds of our initial public offering. As a consequence, our consolidated operating results for the year ended December 31, 2004 only reflect the results of operations of our businesses and investments for a nine day period between December 22, 2004 and December 31, 2004. Any comparisons between our consolidated results of operations or cash flows in 2005 to 2004 would not be meaningful. We have therefore included a comparison of the historical results of operations and cash flows for these periods each of our consolidated businesses that we owned at the end of 2004, which we believe is a more appropriate approach to explaining the historical financial performance of the company. We have also provided a comparison of the historical results of operations and cashflows of TGC and IMTT from periods prior to our ownership to provide a better understanding of the performance of these businesses.
Key Factors Affecting Operating Results
•
positive contributions from our acquisitions including:
•
acquisition of the Trajen network of 23 FBO’s and the acquisition of a Las Vegas FBO (Eagle Aviation Resources, or EAR) by our airport services business;

•
the acquisition of 50% of IMTT, the earnings of which are reflected in equity in earnings and amortization charges of investee;

•
the TGC acquisition; and
•
eight new locations in our airport parking business.
•
increased consolidated gross profit driven by improved performance at our airport services and airport parking businesses;
•
dividend and interest income from investments totaling $36.6 million in 2006;
•
higher management fees, including the $4.1 million performance fee earned by the manager in the first quarter, which it has reinvested in shares of trust stock, and higher base management fees due to our increased market capitalization;
•
an increase in interest expense due to the overall increase in our debt to partially fund our acquisitions;
•
gains on the sale of our non-U.S. investments of $60.1 million; and
•
non-cash impairment charge on intangible assets at our airport parking business totaling $23.5 million related to a re-branding initiative.
During 2006, we received $14.0 million in distributions from IMTT Holdings, which reduced our investments in unconsolidated businesses on our balance sheet but was not included in our consolidated statements of operations. We received a further $7.0 million from IMTT Holdings in January 2007. During 2005 and 2006, we also received dividends from our toll road business amounting to $5.5 million and $5.2 million, respectively, which were not included in our consolidated statements of operations.

Our consolidated results of operations are summarized below ($ in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Change		April 13, 2004 (inception) to December 31, 2004
			$	%

Revenue
Revenue from product sales	$313,298	$142,785	170,513	119.4	$1,681
Service revenue	201,835	156,655	45,180	28.8	3,257
Financing and equipment lease income	5,118	5,303	(185)	(3.5)	126
Total revenue	520,251	304,743	215,508	70.7	5,064
Cost of revenue
Cost of product sales	206,802	84,480	122,322	144.8	912
Cost of services	92,542	82,160	10,382	12.6	1,633
Gross profit	220,907	138,103	82,804	60.0	2,519
Selling, general and administrative	120,252	82,636	37,616	45.5	7,953
Fees to manager	18,631	9,294	9,337	100.5	12,360
Depreciation	12,102	6,007	6,095	101.5	175
Amortization of intangibles(1)	43,846	14,815	29,031	196.0	281
Operating income (loss)	26,076	25,351	725	2.9	(18,250)
Other income (expense)
Dividend income	8,395	12,361	(3,966)	(32.1)	1,704
Interest income	4,887	4,064	823	20.3	69
Interest expense	(77,746)	(33,800)	(43,946)	130.0	(756)
Equity in earnings (loss) and amortization charges of investees	12,558	3,685	8,873	NM	(389)
Unrealized losses on derivative instruments	(1,373)	—	(1,373)	NM	—
Gain on sale of equity investment	3,412	—	3,412	NM	—
Gain on sale of investment	49,933	—	49,933	NM	—
Gain on sale of marketable securities	6,738	—	6,738	NM	—
Other income, net	594	123	471	NM	50
Net income (loss) before income taxes and minority interests	33,474	11,784	21,690	184.1	(17,572)
Income tax benefit	16,421	3,615	12,806	NM	—
Net income (loss) before minority interests	49,895	15,399	34,496	NM	(17,572)
Minority interests	(23)	203	(226)	(111.3)	16
Net income	$49,918	$15,196	$34,722	NM	$(17,588)
——————
NM – Not meaningful
(1)
Includes a non-cash impairment charge of $23.5 million for existing trademarks and domain names due to a re-branding initiative.
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

•
additional costs at our parking businesses’s corporate office primarily to support a larger organization resulting from growth in number of locations and reorganization of the finance structure; and
•
additional compensation expense related to stock appreciation rights issued during 2006.

Additionally, the management fee paid to our Manager increased due to $4.1 million in performance fees in 2006 which were reinvested in stock, compared to none in 2005, as well as a $5.2 million increase in the base fee due primarily to our increased asset base.

Other Income (Expense)

Our dividend income in 2006 consists of dividends declared by and received from SEW in the first and third quarters and a dividend declared by MCG in the second quarter and received in the third quarter. The comparable SEW dividends from 2005, were both declared and received in the second quarter and fourth quarter.

Interest income increased primarily as a result of higher interest rates on invested cash in 2006. Interest expense increased due mostly to a higher average level of debt in 2006.

Our equity in the earnings on our 50%-owned investments increased, primarily due to the addition of IMTT in 2006 and a gain from changes in the fair value of interest rate swaps that Yorkshire records in the income statement, compared with a loss recorded in the second quarter of 2005.

Income Taxes
The income tax benefit in 2006 results primarily from a deferred tax benefit recorded on the write-down of intangible assets at our parking business. The pre-tax gain in 2006 is due largely to gains on the sales of investments that are not taxable.
For the period from April 13, 2004 to December 31, 2004, we incurred a consolidated net loss of $17.6 million as we had only nine days of operating results from our businesses and because of the $12.1 million performance fee earned by our Manager from the closing of our initial public offering until December 31, 2004. We incurred $6.0 million of expenses related to the acquisitions of our businesses and organizational expenses. We also earned $1.7 million in dividend income from our investment in MCG, which was subsequently received in February 2005.
For the year ended December 31, 2005, we earned consolidated net income of $15.2 million. Our consolidated results included net income of $5.8 million from our airport services business, $452,000 from our district energy business, and a loss of $3.4 million from our airport parking business. Our 50% share of net income from the toll road business was $3.7 million, net of non-cash amortization expense of $3.8 million and we also recognized $429,000 in other income. We earned $8.5 million (including $390,000 of other income) in dividend income from our investment in SEW and $4.2 million in dividend income from our investment in MCG. We incurred selling, general and administrative expenses of $9.5 million at the corporate level. Included in selling, general and administrative expenses are $2.9 million related to complying with the requirements under Sarbanes Oxley and $1.8 million related to an unsuccessful acquisition bid. We recorded $9.3 million in base fees paid to our Manager, pursuant to the terms of the management service agreement.
Companies acquired in 2004 by MIC, Inc. completed their 2004 tax returns during 2005 for the period prior to their acquisition. An analysis of the net operating losses and other tax attributes that will carryforward to the US federal consolidated tax return of MIC, Inc. and its subsidiaries from those returns, and an analysis of the need for a valuation allowance on the realizability of the company’s deferred tax assets, resulted in a decrease in the consolidated valuation allowance of approximately $5.9 million, $4.4 million of which is included as an addition to net income.

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

	Year Ended December 31, 2006	Year Ended December 31, 2005	Change		April 13, 2004 (inception) to December 31, 2004
			$	%
	($ in thousands)
Net income (loss)	$49,918	$15,196	34,722	NM	$(17,588)
Interest expense, net	72,859	29,736	43,123	145.0	687
Income taxes	(16,421)	(3,615)	(12,806)	NM	—
Depreciation(1)	21,366	14,098	7,268	51.6	370
Amortization(2)	43,846	14,815	29,031	196.0	281
EBITDA	$171,568	$70,230	101,338	144.3	$(16,250)
——————

NM – Not meaningful
(1)
Includes depreciation expense of $3.6 million, $2.4 million and $55,000 for the airport parking business for the years ended December 31, 2006, December 31, 2005 and the period December 23, 2004 (our acquisition date) through December 31, 2004, respectively. Also includes depreciation expense of $5.7 million, $5.7 million and $140,000 for the district energy business for the years ended December 31, 2006, December 31, 2005 and the period December 22, 2004 (our acquisition date) through December 31, 2004, respectively. We include depreciation expense for the airport parking business and district energy business within cost of services in our consolidated statements of operations. Does not include depreciation expense in connection with our investment in IMTT of $4.6 million for the period May 1, 2006 (our acquisition date) through December 31, 2006.
(2)
Does not include amortization expense related to intangible assets in connection with our investment in the toll road business, of $3.9 million, $3.8 million and $95,000 for the years ended December 31, 2006, December 31, 2005 and the period December 22, 2004 (our acquisition date) through December 31, 2004, respectively. Also does not include amortization expense related to intangible assets in connection with our investment in IMTT of $756,000 for the period May 1, 2006 (our acquisition date) through December 31, 2006. Included in amortization expense for the year ended December 31, 2006 is a $23.5 million impairment charge relating to trade names and domain names at our airport parking business.
Airport Services Business
Atlantic Aviation and AvPorts have been integrated and combined into a single reportable segment labeled “existing locations.”  Results for 2004 have been restated to reflect the new combined segment. In August 2005 and July 2006, the company acquired a FBO in Las Vegas (“EAR”) and a portfolio of 23 FBOs from Trajen Holdings. Results from these entities are labeled “Acquisitions”.
The following section summarizes the historical consolidated financial performance of our airport services business for the year ended December 31, 2006. The acquisition column in the table below includes the operating results of Trajen from the acquisition date of July 11, 2006. The acquisition column also includes the results of EAR from January 1, 2006 through August 11, 2006. The results of EAR from August 12 through December 31 for both 2006 and 2005 are included in the existing locations columns.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Key Factors Affecting Operating Results
•
contribution of positive operating results from EAR since our acquisition in August 2005;
•
contribution of positive operating results from 23 Trajen FBOs acquired in July 2006;

•
higher dollar per gallon fuel margins and higher volumes at existing locations;
•
increased fuel prices resulting in higher fuel sales revenue and costs of goods sold;
•
higher selling, general and administrative costs at existing locations primarily relating to increased non-cash compensation expense, office rent and utility costs and increased credit card fees resulting from higher revenue;
•
costs incurred for the re-branding and integration of the Trajen locations, and
•
higher interest costs from higher debt levels resulting from the refinancing in December 2005 and the increased borrowings related to the Trajen acquisition.

	Existing Locations					Total
	Year Ended December 31,					Year Ended December 31,
	2006	2005	Change		Acquisitions	2006	2005	Change
	$	$	$	%	(1)	$	$	$	%
	($ in thousands) (unaudited)
Revenue
Fuel revenue	161,198	142,785	18,413	12.9	64,372	225,570	142,785	82,785	58.0
Non-fuel revenue	62,915	58,701	4,214	7.2	24,391	87,306	58,701	28,605	48.7
Total revenue	224,113	201,486	22,627	11.2	88,763	312,876	201,486	111,390	55.3

Cost of revenue
Cost of revenue-fuel	95,259	84,480	10,779	12.8	42,625	137,884	84,480	53,404	63.2
Cost of revenue-non-fuel	6,883	7,906	(1,023)	(12.9)	1,616	8,499	7,906	593	7.5
Total cost of revenue	102,142	92,386	9,756	10.6	44,241	146,383	92,386	53,997	58.4

Fuel gross profit	65,939	58,305	7,634	13.1	21,747	87,686	58,305	29,381	50.4
Non-fuel gross profit	56,032	50,795	5,237	10.3	22,775	78,807	50,795	28,012	55.1
Gross Profit	121,971	109,100	12,871	11.8	44,522	166,493	109,100	57,393	52.6

Selling, general and administrative expenses	69,717	65,140	4,577	7.0	23,576	93,293	65,140	28,153	43.2
Depreciation and amortization	15,997	15,652	345	2.2	9,285	25,282	15,652	9,630	61.5
Operating income	36,257	28,308	7,949	28.1	11,661	47,918	28,308	19,610	69.3

Other expense	(129)	(1,035)	906	(87.5)	119	(10)	(1,035)	1,025	(99.0)
Unrealized (loss) gain on derivative instruments	(2,417)	1,990	(4,407)	NM	—	(2,417)	1,990	(4,407)	NM
Interest expense, net	(16,801)	(18,313)	1,512	(8.3)	(8,861)	(25,662)	(18,313)	(7,349)	40.1
Provision for income taxes	(5,271)	(5,134)	(137)	2.7	(1,031)	(6,302)	(5,134)	(1,168)	22.8
Net income(2)	11,639	5,816	5,823	100.1	1,888	13,527	5,816	7,711	132.6

	Existing Locations					Total
	Year Ended December 31,					Year Ended December 31,
	2006	2005	Change		Acquisitions	2006	2005	Change
	$	$	$	%	(1)	$	$	$	%
	($ in thousands) (unaudited)
Reconciliation of net income to EBITDA:
Net income(2)	11,639	5,816	5,823	100.1	1,888	13,527	5,816	7,711	132.6
Interest expense, net	16,801	18,313	(1,512)	(8.3)	8,861	25,662	18,313	7,349	40.1
Provision for income taxes	5,271	5,134	137	2.7	1,031	6,302	5,134	1,168	22.8
Depreciation and amortization	15,997	15,652	345	2.2	9,285	25,282	15,652	9,630	61.5
EBITDA	49,708	44,915	4,793	10.7	21,065	70,773	44,915	25,858	57.6
——————
NM – Not meaningful
(1)
Trajen contributed $16.5 million of gross profit and $7.8 million of EBITDA for the year ended December 31, 2006.
(2)
Corporate allocation expense of $3.4 million, with federal tax effect of $1.1 million, has been excluded from the above table for the year ended December 31, 2006 as they are eliminated on consolidation at the MIC Inc. level.
Revenue and Gross Profit
Most of the revenue and gross profit in our airport services business is generated through fueling general aviation aircraft at our 42 FBOs. This revenue is categorized according to who owns the fuel that we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining and, where appropriate, increasing, dollar margins, thereby passing any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue. Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services. Cost of revenue–non-fuel includes our cost, if any, to provide these services.
The key factors for our revenue and gross profit are fuel volume and dollar margin per gallon. This applies to both fuel and into-plane revenue. Customers will occasionally change categories. Therefore, we believe discussing our fuel and non-fuel revenue and gross profit and the related key metrics on a combined basis provides the most meaningful analysis of our airport services business.
Our total revenue and gross profit growth was due to several factors:
•
inclusion of the results of EAR for the full year of 2006;
•
inclusion of the results of Trajen from July 11, 2006;
•
rising cost of fuel at existing locations, which we generally pass on to customers; and
•
an increase in fuel volumes and higher average dollar per gallon fuel margins at existing locations, resulting largely from a higher proportion of transient customers, which generally pay higher margins, partially offset by lower de-icing activity in the first quarter of 2006 due to milder weather in the northeast U.S.
Our operations at New Orleans, LA and Gulfport, MS were impacted by Hurricane Katrina. Some of our hangar and terminal facilities were damaged. However, our 2006 results were not significantly affected by other storms. We believe that we have an appropriate level of insurance coverage to repair or rebuild our facilities and protect us from business interruption losses that we may experience due to future hurricanes or similar events.
Operating Expenses
The increase in selling, general and administrative expenses is due to:
•
increased non-cash compensation expense largely due to the issuance of Stock Appreciation Rights in the first quarter of 2006;

•
additional credit card fees related to increased fuel revenue; and
•
additional office costs resulting from higher rent and utility costs.
The increase in depreciation and amortization expense is primarily due to the addition of the Las Vegas FBO and Trajen.
Interest Expense, Net
Excluding a $4.9 million impact of deferred financing costs that were charged to expense in connection with a December 2005 refinancing, interest expense increased in 2006 due to the increased debt level associated with the debt refinancing and the acquisition of Trajen and higher non-cash amortization of deferred financing costs. In December 2005, we refinanced two existing debt facilities with a single debt facility, increasing outstanding borrowings by $103.5 million. In July 2006, we increased borrowings under this facility again by $180.0 million to finance our acquisition of Trajen. The debt facility provides an aggregate term loan borrowing of $480.0 million and includes a $5.0 million working capital facility.
EBITDA
The increase in EBITDA from existing locations, excluding the non-cash lossfrom derivative instruments, is due to:
•
increased fuel volumes and higher average dollar per gallon fuel margins;
•
lower other expense due to transaction costs incurred in 2005 relating to our acquisition of two FBOs in California, partially offset by lower de-icing revenue in 2006; and
•
higher selling, general and administrative costs.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
The following section summarizes the historical consolidated financial performance of our airport services business for the year ended December 31, 2005. Information relating to existing locations in 2005 represents the results of our airport services business excluding the results of EAR, an FBO in Las Vegas and GAH, which comprises two California FBOs. The acquisition column below includes the operating results of EAR and GAH from the acquisition dates of August 12, 2005 and January 15, 2005, respectively.
The financial performance for the year ended December 31, 2004, was obtained by combining the following results:
•
Executive Air Support, Inc., or EAS, from January 1, 2004 through July 29, 2004, on which date EAS was acquired by our airport services business;
•
Our airport services business from January 1, 2004 through December 22, 2004, prior to our ownership and when it was operated as two separate businesses under separate ownership; and
•
Our airport services business during the period of our ownership from December 22, 2004 to December 31, 2004.
Key Factors Affecting Operating Results
•
contribution of positive operating results from new locations in California and Las Vegas;
•
higher average dollar per gallon fuel margins at existing locations;
•
continued increases in fuel prices resulting in higher fuel sales revenue and cost of sales;
•
higher rental income from new hangars and increased tenant occupancy;
•
no significant effect on results from hurricanes; and
•
higher 2005 first quarter de-icing revenue at our northeast locations.

	Year Ended December 31,				GAH & EAR	Year Ended December 31,
	2005	2004	Change		Acquisitions	2005	2004	Change
	$	$	$	%	$	$	$	$	%
	($ in thousands) (unaudited)
Revenue
Fuel revenue	115,270	100,363	14,907	14.9	27,515	142,785	100,363	42,422	42.3
Non-fuel revenue	49,165	41,714	7,451	17.9	9,536	58,701	41,714	16,987	40.7
Total revenue	164,435	142,077	22,358	15.7	37,051	201,486	142,077	59,409	41.8

Cost of revenue
Cost of revenue-fuel	67,914	53,572	14,342	26.8	16,566	84,480	53,572	30,908	57.7
Cost of revenue-non-fuel	7,044	6,036	1,008	16.7	862	7,906	6,036	1,870	31.0
Total cost of revenue	74,958	59,608	15,350	25.8	17,428	92,386	59,608	32,778	55.0

Fuel gross profit	47,356	46,791	565	1.2	10,949	58,305	46,791	11,514	24.6
Non-fuel gross profit	42,121	35,678	6,443	18.1	8,674	50,795	35,678	15,117	42.4
Gross Profit	89,477	82,469	7,008	8.5	19,623	109,100	82,469	26,631	32.3

Selling, general and administrative expenses	54,472	55,041	(569)	(1.0)	10,668	65,140	55,041	10,099	18.3
Depreciation and amortization	12,187	12,142	45	0.4	3,465	15,652	12,142	3,510	28.9
Operating income	22,818	15,286	7,532	49.3	5,490	28,308	15,286	13,022	85.2

Other expense	(122)	(11,814)	11,692	(99.0)	(913)	(1,035)	(11,814)	10,779	(91.2)
Unrealized gain on derivative instruments	1,990	—	1,990	NM	—	1,990	—	1,990	NM
Interest expense, net	(14,714)	(11,423)	(3,291)	28.8	(3,599)	(18,313)	(11,423)	(6,890)	60.3
Provision for income taxes	(4,591)	326	(4,917)	NM	(543)	(5,134)	326	(5,460)	NM
Income from continuing operations	5,381	(7,625)	13,006	(170.6)	435	5,816	(7,625)	13,441	(176.3)

Reconciliation of income from continuing operations to EBITDA from continuing operations:
Income from continuing operations	5,381	(7,625)	13,006	(170.6)	435	5,816	(7,625)	13,441	(176.3)
Interest expense, net	14,714	11,423	3,291	28.8	3,599	18,313	11,423	6,890	60.3
Provision for income taxes	4,591	(326)	4,917	NM	543	5,134	(326)	5,460	NM
Depreciation and amortization	12,187	12,142	45	0.4	3,465	15,652	12,142	3,510	28.9
EBITDA from continuing operations	36,873	15,614	21,259	136.2	8,042	44,915	15,614	29,301	187.7
——————
NM – Not meaningful
Revenue and Gross Profit
Our total revenue and gross profit growth was due to several factors:
•
inclusion of the GAH and EAR from the respective dates of their acquisitions;
•
rising costs of fuel, which we pass on to customers;
•
an increase in dollar per gallon fuel margins at our existing locations, resulting largely from a higher proportion of higher margin customers;
•
higher rental income due to new hangars that opened in 2004 and 2005 at our Chicago and Burlington locations, respectively, and higher occupancy of our existing locations; and
•
an increase in de-icing revenue in the northeastern locations during the first quarter of 2005 due to colder weather conditions.

Operating Expenses
The decrease in operating expenses at existing locations is due to non-recurring transaction costs incurred by EAS associated with the sale of the company in July 2004. This decrease was partially offset by increased professional fees and the implementation of a stock appreciation rights plan for certain employees at a part of our airport services business. The increase in depreciation and amortization was due to the recording of the business’s net assets to fair value upon their acquisitions, partially offset by the expiration in November 2004 of a two-year non-compete agreement.
Other Expense
The decrease in other expense in 2005 is primarily due to the recognition of expense attributable to outstanding warrants valued at approximately $5.2 million that were subsequently cancelled in connection with the acquisition of Atlantic Aviation by the Macquarie Group in July 2004, prior to our acquisition. Also included in 2004 results are $981,000 of costs associated with debt financing required to partially fund the Macquarie Group’s acquisition of Atlantic Aviation and $5.6 million of bridge costs associated with our acquisition of Atlantic Aviation. In 2005, Atlantic Aviations incurred underwriting fees of $913,000 in relation to the acquisition of GAH that were funded with proceeds from our IPO.
Interest Expense
Interest expense increased by $6.9 million in 2005 over 2004 largely as a result of an increase in the level of debt, which was incurred at the time of our acquisition of GAH, and as a result of the refinancing described below. Interest expense in 2005 includes the following items:
•
$5.7 million of amortization of deferred financing costs, including $4.9 million of deferred financing costs relating to the previously refinanced debt that was written off at the time of the 2005 refinancing; and
•
$579,000 of interest expense on subordinated debt, which we owned, that was converted to equity in June 2005.
EBITDA
The substantial increase in EBITDA from existing locations, excluding the unrealized gain on derivative instruments, is due to increased dollar fuel margins combined with a reduction in other expenses associated with the sale and financing of the acquisition of Atlantic Aviation by the Macquarie Group of approximately $13.4 million in July 2004. Excluding these expenses EBITDA at existing locations would have increased 20.2%.
Bulk Liquid Storage Terminal Business
We completed our acquisition of a 50% interest in IMTT on May 1, 2006. Therefore, IMTT only contributed to our consolidated results from this date. We included $5.6 million of net income in our consolidated results for the period May 1, 2006 through December 31, 2006, consisting of $6.7 million equity in the earnings of IMTT less $3.2 million depreciation and amortization expense (net of $2.2 million tax effect amortization) and a $2.1 million tax benefit. We received $14.0 million in dividends from IMTT during 2006. IMTT declared a dividend of $14.0 million in December 2006 with $7.0 million payable to MIC Inc. that we have recorded as a receivable at December 31, 2006. The dividend was received on January 25, 2007.
To enable meaningful analysis of IMTT’s performance across periods, IMTT’s performance for the 3 years ended December 31, 2006 is discussed below.
Key Factors Affecting Operating Results
•
Terminal revenue and terminal gross profit increased in 2006 principally due to increases in average tank rental rates; and
•
Hurricane Katrina caused increased spill clean-up activity and higher environmental spill clean-up revenue in 2005 that did not recur in 2006.

	Year Ended December 31,				Year Ended December 31,
	2006	2005	Change		2005	2004	Change
	$	$	$	%	$	$	$	%
	($ in thousands) (unaudited)
Revenue
Terminal revenue	193,712	182,518	11,194	6.1	182,518	168,384	14,134	8.4
Terminal revenue - heating	17,268	20,595	(3,327)	(16.2)	20,595	15,252	5,343	35.0
Environmental response revenue	18,599	37,107	(18,508)	(49.9)	37,107	16,124	20,983	130.1
Nursery revenue	9,700	10,404	(704)	(6.8)	10,404	10,907	(503)	(4.6)
Total revenue	239,279	250,624	(11,345)	(4.5)	250,624	210,667	39,957	19.0)

Costs
Terminal operating costs	99,182	97,746	1,436	1.5	97,746	87,755	9,991	11.4
Terminal operating costs – fuel	12,911	20,969	(8,058)	(38.4)	20,969	17,712	3,257	18.4
Environmental response operating costs	11,941	24,774	(12,833)	(51.8)	24,774	9,720	15,054	154.9
Nursery operating costs	10,837	10,268	569	5.5	10,268	11,136	(868)	(7.8)
Total costs	134,871	153,757	(18,886)	(12.3)	153,757	126,323	27,434	21.7)

Terminal gross profit	98,887	84,398	14,489	17.2	84,398	78,169	6,229	8.0
Environmental response gross profit	6,658	12,333	(5,675)	(46.0)	12,333	6,404	5,929	92.6
Nursery gross profit	(1,137)	136	(1,273)	NM	136	(229)	365	(159.4)
Gross profit	104,408	96,867	7,541	7.8	96,867	84,344	12,523	14.8

Operating expenses
General and administrative expenses	22,348	22,834	(486)	(2.1)	22,834	20,911	1,923	9.2
Depreciation and amortization	31,056	29,524	1,532	5.2	29,524	29,929	(405)	(1.4)
Operating income	51,004	44,509	6,495	14.6	44,509	33,504	11,005	32.8
——————
NM – Not meaningful
Year Ended December 31, 2006 as Compared to Year Ended December 31, 2005
Revenue and Gross Profit
Terminal revenue increased primarily due to an increase in storage revenue caused by a 1.5% increase in aggregate rented storage capacity and a 7.1% increase in average storage rates in 2006. Overall rented storage capacity increased slightly from 94% to 96% of available storage capacity in 2006. The increase in storage revenue was offset by reduced packaging revenue due to the closure of packaging operations at Bayonne in the first quarter of 2006. In 2006, IMTT also achieved a $4.7 million improvement in the differential between terminal revenue – heating and terminal operating costs – fuel due to a one-time refund of $2.8 million for fuel metering discrepancies received in the fourth quarter of 2006 and implementation of cost-saving measures.
The increase in terminal revenue was partially offset by an increase in terminal operating costs other than terminal generating costs-fuel. This increase was principally due to increases in direct labor, health benefit and repair and maintenance costs offset partially by a non-cash natural resource damage settlement accrual of $3.2 million in the second quarter of 2005 that did not recur in 2006.
Environmental response gross profit decreased in 2006 due to a large contribution in 2005 from spill clean-up activities resulting from Hurricane Katrina.
The nursery gross profit decreased due to a reduction in demand for plants in the aftermath of Hurricane Katrina and higher delivery costs due to increases in fuel costs.

Operating Expenses
General and administrative expenses decreased slightly reflecting $921,000 of costs incurred by IMTT during 2005 when it temporarily relocated its head office from New Orleans to Bayonne in the immediate aftermath of Hurricane Katrina, which did not recur in 2006.
Depreciation and amortization expense increased due to increased growth capital expenditure.
Year Ended December 31, 2005 as Compared to Year Ended December 31, 2004
Revenue and Gross Profit
Terminal revenue increased primarily due to an increase in storage revenue caused by a 3.2% increase in aggregate rented storage capacity and a 4.7% increase in average storage rates in 2005. Overall rented storage capacity increased slightly from 92% to 94% of available storage capacity in 2005. In 2005 IMTT also achieved a $2.1 million improvement in the differential between terminal revenue – heating and terminal operating costs – fuel due to improved customer contract terms and efficiency gains in the use of fuel.
The increase in terminal revenue was partially offset by an increase in terminal operating costs other than terminal operating costs-fuel. Of this increase, $3.2 million related to the cost of a natural resource damages settlement reached with the State of New Jersey which is not expected to recur. The balance of the increase was due to general increases in direct labor and health benefit costs, property taxes, power costs and environmental compliance costs.
Environmental response gross profit increased principally due to spill clean-up activities resulting from Hurricane Katrina.
Operating Expenses
General and administrative expenses increased partially as a result of $921,000 of costs incurred by IMTT when it temporarily relocated its head office from New Orleans to Bayonne in the immediate aftermath of Hurricane Katrina. Other than a $325,000 insurance deductible expensed during 2005, IMTT incurred no other material costs related to Hurricane Katrina.
Gas Production and Distribution Business
We completed our acquisition of TGC on June 7, 2006. Therefore, TGC only contributed to our consolidated operating results from that date. We included $87.7 million of revenue and $29.5 million of contribution margin for the period from June 7, 2006 through December 31, 2006.
Because TGC’s results of operations are only included in our consolidated financial results for less than seven months of 2006, the following analysis compares the historical results of operations for TGC under its current and prior owner. We believe that this is the most appropriate approach to analyzing the historical financial performance and trends of TGC.
Key Factors Affecting Operating Results
•
Utility revenue was reduced by $5.1 million for two billing adjustments required by Hawaii regulators as a condition to our acquisition, $4.1 million of which is non-recurring. This resulted in an 11.2% decrease in utility contribution margin. We received cash reimbursement for the full amount through two escrow accounts that were established as purchase price adjustments when we acquired TGC;
•
Utility therm sales slightly increased due primarily to increased usage by a single interruptible customer;
•
Non-utility contribution margin increased primarily due to price increases partially offset by a customer’s closing of a propane cogeneration unit and lower overall sales volumes;
•
Operating and overhead costs increased due to an increase in personnel and associated benefit costs, increased repair costs for distribution systems and transmission line inspections and higher utility costs; and
•
Non-cash unrealized losses on derivatives that resulted from changes in value of these instruments.

Management analyzes contribution margin for TGC because it believes that contribution margin, although a non-GAAP measure, is useful and meaningful to understanding the performance of TGC utility operations under its regulated rate structure and of its non-utility operations under a competitive pricing structure, both of which include an ability to change rates when the underlying fuel costs change. Contribution margin should not be considered an alternative to operating income, or net income, which are determined in accordance with U.S. GAAP. Other companies may calculate contribution margin differently and, therefore, the contribution margin presented for TGC is not necessarily comparable with other companies.

	Year Ended December 31,	Year Ended December 31,
	2006	2005	Change
	$	$	$	%
	($ in thousands) (unaudited)
Contribution margin
Revenue – utility	93,602	85,866	7,736	9.0
Cost of revenue – utility	63,222	51,648	11,574	22.4
Contribution margin – utility	30,380	34,218	(3,838)	(11.2)

Revenue – non-utility	67,260	61,592	5,668	9.2
Cost of revenue – non-utility	40,028	36,414	3,614	9.9
Contribution margin – non-utility	27,232	25,178	2,054	8.2

Total contribution margin	57,612	59,396	(1,784)	(3.0)

Production	4,718	4,458	260	5.8
Transmission and distribution	14,110	13,091	1,019	7.8
Selling, general and administrative expenses	16,116	16,107	9	—
Depreciation and amortization	6,089	5,236	853	16.3
Operating income	16,579	20,504	(3,925)	(19.1)
Interest expense, net	(8,666)	(4,123)	(4,543)	110.2
Other (expense) income	(1,605)	2,325	(3,930)	(169.0)
Unrealized loss on derivatives	(3,717)	—	(3,717)	NM
Income before taxes(1)	2,591	18,706	(16,115)	(86.1)

Reconciliation of income before taxes to EBITDA:
Income before taxes(1)	2,591	18,706	(16,115)	(86.1)
Interest expense, net	8,666	4,123	4,543	110.2
Depreciation and amortization	6,089	5,236	853	16.3
EBITDA	17,346	28,065	(10,719)	(38.2)
——————
NM – Not meaningful
(1)
Corporate allocation expense of $1.8 million for the period June 7, 2006 (our acquisition date) through December 31, 2006 has been excluded from the above table, as it is eliminated on consolidation at the MIC Inc. level.
Contribution Margin and Operating Income
TGC’s total contribution margin declined 3.0% and operating income declined by 19.1% primarily due to a $4.1 million customer rebate. This rebate was required by Hawaii state regulators as a condition of our purchase of TGC. Although utility revenue and contribution margin were reduced by this rebate, the cash effect was offset by reimbursement of the full amount from a restricted cash fund established under our TGC purchase agreement. In addition, Hawaii state regulators required TGC to modify its calculation of cost of fuel increases that are passed through to utility customers. For the year ended December 31, 2006, this provision reduced the utility revenue and contribution margin by approximately $1.0 million. This cash effect was offset by withdrawals from our $4.5 million escrow account established and funded at acquisition by the seller. TGC can draw upon the escrow account to be reimbursed for these reductions. These escrowed funds are available until the date that is one month subsequent to when new rates are made effective at TGC’s next rate case. TGC believes that these escrowed funds will be fully drawn upon within the next three years; thereafter escrowed funds would not be available. The cash reimbursements of the customer rebate and any fuel cost adjustment amounts are not reflected in revenue but rather are reflected as releases of restricted cash and other assets. Excluding the effects of both the customer rebate and fuel cost calculation change, operating income would have increased by 5.7%
Therms sold in the non-utility sector decreased 2.7% for the year principally due to the customer’s closing of a propane-powered cogeneration unit at its resort, as well as customer renovations and energy conservation measures. Lower therms sold were more than offset by an 8.2% increase in non-utility contribution margin primarily reflecting rate increases implemented since late 2005.
Production and transmission and distribution costs were higher than in 2005 due primarily to increased personnel and associated benefits costs, increased pipeline and plant repair costs, additional costs related to a U.S. Department of Transportation mandated transmission pipeline inspection program and higher utility costs.
Selling, general and administrative expenses were comparable between 2006 and 2005. The absence of the prior owner’s overhead allocations since our acquisition was partially offset by increased personnel and associated employee benefit costs, purchase transaction costs, and increased consulting costs.
Depreciation and amortization was higher for the year due to equipment additions and the higher asset basis following our purchase of TGC in June 2006.
Interest Expense
Interest expense increased primarily as a result of the increase in total debt resulting from our acquisition funding and prepayment fees of approximately $1.0 million expensed by TGC’s previous owner following early retirement of certain debt.
Other (Expense) Income
Other expense for 2006 included $2.3 million of costs incurred by the prior owners for their sale of TGC to us. Other income for 2005 included a $1.3 million payment from an electric utility company to reimburse TGC under a cost sharing arrangement, for entry into an energy corridor fuel pipeline right-of-way. Both amounts are non-recurring.
Unrealized Loss on Derivatives
During 2006, TGC recognized a non-cash expense of $3.7 million as a result of a decrease in the carrying value of the derivative instruments. These derivatives were designated as cash flow hedges as of January 1, 2007, and we expect most of the future changes in fair value to be reflected in other comprehensive income (loss) on the balance sheet.
EBITDA
The decline in EBITDA is due in large part to the customer rebate and the change in fuel adjustment calculations that were discussed above for which we have been reimbursed, as well as non-cash unrealized losses on derivatives reflecting the decrease in fair value of the interest rate swaps. Excluding these amounts and the non-recurring items noted under the selling, general and administrative and other (expense) income, EBITDA would have been 7.4% higher compared to 2005.
District Energy Business
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Key Factors Affecting Operating Results
•
lower average temperatures during peak cooling season (May to September) resulted in 6% lower ton-hour sales, partially offset by contracted rate increases;
•
capacity revenue increased due to four interruptible customers converting to continuous service over June through September and due to general increases in-line with inflation; and
•
higher electricity costs related to signing new energy supply contracts at three of our plants.

	Consolidated
	2006	2005	Change
	$	$	$	%
	($ in thousands) (unaudited)
Cooling capacity revenue	17,407	16,524	883	5.3
Cooling consumption revenue	17,897	18,719	(822)	(4.4)
Other revenue	3,163	2,855	308	10.8
Finance lease revenue	5,118	5,303	(185)	(3.5)
Total revenue	43,585	43,401	184	0.4
Direct expenses — electricity	12,245	12,080	165	1.4
Direct expenses — other(1)	17,161	17,098	63	0.4
Direct expenses — total	29,406	29,178	228	0.8
Gross profit	14,179	14,223	(44)	(0.3)
Selling, general and administrative expenses	3,811	3,480	331	9.5
Amortization of intangibles	1,368	1,368	—	—
Operating income	9,000	9,375	(375)	(4.0)
Interest expense, net	(8,331)	(8,271)	(60)	0.7
Other (expense) income	(139)	369	(508)	(137.7)
Benefit (provision) for income taxes	1,102	(302)	1,404	NM
Minority interest	(528)	(719)	191	(26.6)
Net income(2)	1,104	452	652	144.2

Reconciliation of net income to EBITDA
Net income(2)	1,104	452	652	144.2
Interest expense, net	8,331	8,271	60	0.7
(Benefit) provision for income taxes	(1,102)	302	(1,404)	NM
Depreciation	5,709	5,694	15	0.2
Amortization of intangibles	1,368	1,368	—	—
EBITDA	15,410	16,087	(677)	(4.2)
——————
NM – Not meaningful
(1)
Includes depreciation expense of $5.7 million for each of the years ended December 31, 2006 and 2005.
(2)
Corporate allocation expense of $2.4 million, with federal tax effect of $781,000 has been excluded from the above table for the year ended December 31, 2006, as they are eliminated in consolidation at the MIC level.
Gross Profit
Gross profit for 2006 decreased slightly primarily due to lower ton-hour sales from cooler weather and higher electric costs related to required changes to market based energy supply contracts at three of our plants, which commenced in May 2006. These increased costs were partially offset by the conversion of several interruptible customers to firm, annual inflation-related increases of contract capacity rates and scheduled increases in contract consumption rates in accordance with the terms of existing customer contracts. Additionally, electric cost increases were mitigated by efficient operation of the downtown system’s chilled water plants. Other revenue increased due to our pass-through to customers of the higher cost of natural gas consumables, which are included in other direct expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expense increased primarily due to higher legal and third-party consulting fees related to strategy work in preparation for the 2007 deregulation of Illinois’ electricity market offset by the effects of adopting a new long-term incentive plan for management employees in the first quarter of 2006 that required a net reduction in the liability previously accrued under the former plan.
Interest Expense, Net
The increase in net interest expense was due to additional credit line draws necessary to fund scheduled capital expenditures and new customer connections during the year. Our interest rate on our senior debt is a fixed rate.

Other Income (Expense)
The decrease in other income was due to a gain recognized in the second quarter of 2005 related to a minority investor’s share of a settlement providing for the early release of escrow established with the Aladdin bankruptcy and a loss on disposal of assets recognized in the fourth quarter of 2006 related to a customer termination due to bankruptcy.
EBITDA
EBITDA decreased primarily due to the lower ton-hour sales from cooler weather and higher electric costs related to signing new energy supply contracts at three of our plants.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
The table below Key Factors Affecting Operating Results compares the historical consolidated financial performance of the district energy business for the year ended December 31, 2005 to the year ended December 31, 2004. This table combines the following results of operations:
•
the predecessor Thermal Chicago Corporation from January 1, 2004 through June 30, 2004, prior to its acquisition by the Macquarie Group;
•
the district energy business from January 1, 2004 through December 22, 2004, when it was part of the Macquarie Group;
•
the district energy business from December 23, 2004 through December 31, 2004, the period of our ownership; and
•
ETT Nevada, the holding company for our 75% interest in Northwind Aladdin, from September 29, 2004 through December 22, 2004, when it was part of the Macquarie Group.
At the time at which the business acquired a 75% interest in Northwind Aladdin, it also acquired all of the senior debt of Northwind Aladdin. As a consequence, interest expense included in the statement of operations below from September 29, 2004 through December 31, 2004 on such senior debt was eliminated in our consolidated financial statements for 2004 and all subsequent periods.
Key Factors Affecting Operating Results
•
full year of results for ETT Nevada in 2005;
•
capacity revenue generally increased in-line with inflation;
•
consumption ton-hours sold were higher primarily due to above average temperature in Chicago from June to September; and
•
EBITDA was higher due to the incremental margin from additional consumption ton-hours sold and the inclusion of ETT Nevada.

	MDEH Excluding ETT Nevada				ETT Nevada		Consolidated
	2005	2004	Change		2005	2004	2005	2004	Change
	$	$	$	%	$	$	$	$	$	%
	($ in thousands)
Cooling capacity revenue	16,524	16,224	300	1.8	—	—	16,524	16,224	300	1.8
Cooling consumption revenue	16,894	14,359	2,535	17.7	1,825	289	18,719	14,648	4,071	27.8
Other revenue	1,090	1,285	(195)	(15.2)	1,765	436	2,855	1,721	1,134	65.9
Finance lease revenue	1,287	1,387	(100)	(7.2)	4,016	1,036	5,303	2,423	2,880	118.9
Total revenue	35,795	33,255	2,540	7.6	7,606	1,761	43,401	35,016	8,385	23.9
Direct expenses – electricity	10,270	8,767	1,503	17.1	1,810	231	12,080	8,998	3,082	34.3
Direct expenses – other(1)	15,590	13,410	2,180	16.3	1,508	369	17,098	13,779	3,319	24.1
Direct expenses – total	25,860	22,177	3,683	16.6	3,318	600	29,178	22,777	6,401	28.1
Gross profit	9,935	11,078	(1,143)	(10.3)	4,288	1,161	14,223	12,239	1,984	16.2
Selling, general and administrative expenses	3,161	3,555	(394)	(11.1)	319	74	3,480	3,629	(149)	(4.1)
Amortization of intangibles	1,321	704	617	87.6	47	12	1,368	716	652	91.1
Operating income	5,453	6,819	(1,366)	(20.0)	3,922	1,075	9,375	7,894	1,481	18.8
Interest expense, net	(6,255)	(20,736)	14,481	(69.8)	(2,016)	(585)	(8,271)	(21,321)	13,050	(61.2)
Other income	138	1,529	(1,391)	(91.0)	231	—	369	1,529	(1,160)	(75.9)
Provision for income taxes	(302)	(1,103)	801	(72.6)		(116)	(302)	(1,219)	917	(75.2)
Minority interest	—	—	—	—	(719)	(118)	(719)	(118)	(601)	509.3
Net income (loss)	(966)	(13,491)	12,525	(92.8)	1,418	256	452	(13,235)	13,687	(103.4)

Reconciliation of net income (loss) to EBITDA
Net income (loss)	(966)	(13,491)	12,525	(92.8)	1,418	256	452	(13,235)	13,687	(103.4)
Interest expense, net	6,255	20,736	(14,481)	(69.8)	2,016	585	8,271	21,321	(13,050)	(61.2)
Provision for income taxes	302	1,103	(801)	(72.6)	—	116	302	1,219	(917)	(75.2)
Depreciation	5,694	4,202	1,492	35.5	—	—	5,694	4,202	1,492	35.5
Amortization of intangibles	1,321	704	617	87.6	47	12	1,368	716	652	91.1
EBITDA	12,606	13,254	(648)	(4.9)	3,481	969	16,087	14,223	1,864	13.1
——————
(1)
Includes depreciation expense of $5.7 million and $4.2 million for the years ended December 31, 2005 and 2004, respectively.
Certain 2004 amounts shown above have been reclassified to conform to the current year presentation. Additionally, a tax adjustment relating to 2004 that was recorded subsequent to our filing of Form 10-K last year has been reflected in the 2004 amounts shown above.
Gross Profit
Gross profit decreased at Thermal Chicago primarily due to increased acquisition-related depreciation expense of $1.5 million. The higher (non-cash) expense offset the 13% increase in consumption ton-hours sold resulting from above-average temperatures in Chicago from June to September 2005. Annual inflation-related increases of contract capacity rates and scheduled increases in contract consumption rates in accordance with the terms of existing customer contracts accounted for the remaining increase in revenue. Electricity expenses increased in line with consumption revenue. Operating efficiencies mitigated some of the impact of higher electricity costs. Higher direct labor costs from scheduled increases in wages and benefits for union workers and scheduled increases in maintenance contracts also contributed to the decrease in gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses at Thermal Chicago decreased from 2004 primarily due to the absence of expenses and local taxes related to the sale of Thermal Chicago by Exelon in 2004 of approximately $0.5 million.

Interest Expense, Net
The substantial decrease in net interest expense was due to a make-whole payment of $10.3 million to redeem outstanding bonds prior to the acquisition of Thermal Chicago by the Macquarie Group on June 30, 2004 and other payments related to financing the acquisition. The other payments included $2.2 million related to the termination of an interest rate swap used to hedge long term interest rate risk pending issuance of notes in the private placement, and $3.4 million related to a bridge loan financing. As of December 31, 2005, the business had $120.0 million in long term debt, consisting of $100.0 million and $20.0 million at fixed annual rates of 6.82% and 6.40%, respectively, and $850,000 drawn on its credit facility at fixed interest of LIBOR plus 2.5%.
EBITDA
EBITDA excluding ETT Nevada decreased $600,000 due to a $1.3 million financial restructuring gain in 2004. But for the gain, EBITDA would have been $600,000 or 5.5% higher, primarily due to the incremental consumption revenue from additional ton-hours sold.
Airport Parking Business
In the following discussion, new locations refer to locations in operation during 2006, but not in operation throughout the comparable period in 2005. Comparable locations refer to locations in operation throughout the respective twelve-month periods in both 2006 and 2005.
We added nine new locations in 2006:
•
the SunPark facilities located in Houston, Oklahoma City, St. Louis, Buffalo, Philadelphia and Columbus, acquired in October 2005;
•
the First Choice facility located in Cleveland, acquired in October 2005;
•
the Priority facility located in Philadelphia, acquired in July 2005, and
•
the Avistar Economy (self-park) facility located in Philadelphia, commenced operations in November 2006.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
During the first quarter of 2006, we consolidated two adjacent facilities in Philadelphia. As part of this consolidation, the Avistar Philadelphia facility was effectively closed and its capacity made available to the SunPark Philadelphia facility. During the third quarter of 2006, we ceased operating the Avistar St. Louis location and consolidated the facility into our SunPark St. Louis facility. We consider these consolidated operations to be new locations for 2006. Accordingly, the stand alone results for Avistar Philadelphia and Avistar St. Louis for 2006 have been excluded from comparable locations and included in new locations. The financial and operating results reported for new locations in 2005 include Philadelphia Avistar and Avistar St. Louis. There were 21 comparable locations for 2006.

Key Factors Affecting Operating Results
•
contribution from new locations;
•
price increases and reduced discounting in selected markets contributed to the 10.0% increase in average revenue per car out for comparable locations during the year;
•
marketing efforts targeted at customers with a longer average stay increased average overnight occupancy by 3.5% for comparable locations during the year;
•
improved operating margins at comparable locations;
•
a cash settlement received and included in other income;
•
non-cash unrealized gains and losses in derivatives; and
•
a non-cash impairment charge of $23.5 million for existing trademarks and domain names due to a re-branding initiative.

	Year Ended December 31,		Change
	2006	2005	$	%
	($ in thousands) (unaudited)
Revenue	$76,062	$59,856	$16,206	27.1
Direct expenses(1)	54,637	45,076	9,561	21.2
Gross profit	21,425	14,780	6,645	45.0
Selling, general and administrative expenses	5,918	4,509	1,409	31.2
Amortization of intangibles(2)	25,563	3,802	21,761	NM
Operating (loss) income	(10,056)	6,469	(16,525)	NM
Interest expense, net	(17,267)	(10,320)	(6,947)	67.3
Other income (expense)	502	(14)	516	NM
Unrealized (loss) gain on derivative instruments	(720)	170	(890)	NM
Income tax benefit (expense)	12,364	(60)	12,424	NM
Minority interest in loss (income) of consolidated subsidiaries	572	538	34	6.3
Net loss(3)	$(14,605)	$(3,217)	$(11,388)	NM
Reconciliation of net loss to EBITDA
Net loss(3)	$(14,605)	$(3,217)	$(11,388)	NM
Interest expense, net	17,267	10,320	6,947	67.3
Income tax (expense) benefit	(12,364)	60	(12,424)	NM
Depreciation	3,555	2,397	1,158	48.3
Amortization of intangibles(2)	25,563	3,802	21,761	NM
EBITDA	$19,416	$13,362	$6,054	45.3
——————
NM – Not meaningful
(1)
Includes depreciation expense of $3.6 million and $2.4 million for the years ended December 31, 2006 and 2005, respectively.
(2)
Includes a non-cash impairment charges of $23.5 million, for the year ended December 31, 2006, for existing trademarks and domain names due to a re-branding initiative.
(3)
Corporate allocation expense of $3.3 million, with federal tax effect of $1.1 million, has been excluded from the above table for the year ended December 31, 2006, as they are eliminated on consolidation at the MIC Inc. level.

	Year Ended December 31,
	2006	2005

Operating Data:
Total Revenue ($ in thousands)(1):
New locations	$17,892	$5,616
Comparable locations	$58,170	$54,240
Comparable locations increase	7.2%
Parking Revenue ($ in thousands)(2):
New locations	$17,751	$5,485
Comparable locations	$56,045	$52,330
Comparable locations increase	7.1%
Cars Out(3):
New locations	671,521	213,436
Comparable locations	1,415,561	1,453,925
Comparable locations (decrease)	-2.6%
Average Revenue per Car Out:
New locations	$26.43	$25.70
Comparable locations	$39.59	$35.99
Comparable locations increase	10.0%
Average Overnight Occupancy(4):
New locations	6,638	5,768
Comparable locations	15,452	14,925
Comparable locations increase	3.5%
Gross Profit Percentage:
New locations	29.10%	21.63%
Comparable locations	27.91%	25.44%
Locations:
New locations	9
Comparable locations	21
——————
(1)
Total Revenue includes revenue from all sources, including parking revenue, and non-parking revenue such as that derived from transportation services and rental of premises.
(2)
Parking Revenue include all receipts from parking related revenue streams, which includes monthly, membership, and third-party distribution companies.
(3)
Cars Out refers to the total number of customers existing during the period.
(4)
Average Overnight Occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.
Revenue
Revenue increased due to the addition of nine new locations during 2006 and an increase in average revenue per car out at comparable locations. In 2006, new locations represent 30% of our portfolio by number of locations and contributed 24% of total revenue. We believe the contribution from these facilities will continue to grow as customers continue to be exposed to our branding, marketing and service.
Average revenue per car out increased at our comparable locations primarily due to implementation of our yield management strategy, including price increases and reduced discounting in selected markets and a new marketing program. A focus on improving the level of customer service in certain locations has supported these price increases.
The decrease in cars out at comparable locations was attributed to a continued strategic shift away from daily parkers and a greater marketing emphasis on leisure travelers throughout 2006. Daily parkers, typically airport employees, contribute to a higher number of cars out, but pay discounted rates. Leisure travelers tend to have longer average stays.

The lower average revenue per car out at new locations, relative to comparable locations, in 2006 reflects the acquisition of new locations in lower priced markets.
Average overnight occupancies at comparable locations were up slightly as capacity expansions in select markets were fully utilized. We believe average length of stay came under pressure during the second half of 2006 as some leisure travelers chose shorter vacations due to higher costs for air fares, hotel and rental cars.
Our airport parking business as a whole has sufficient capacity to accommodate further growth. At locations where we are operating at peak capacity intra-day, we continue to evaluate and implement strategies to expand capacity of these locations. For example, during 2006 we recovered additional capacity from a sub-tenant, installed additional vehicle lifts and, during peak periods, offered customers valet service at self park facilities.
Operating Expenses
Direct expenses for 2006 increased primarily due to additional costs associated with operating nine new locations. Direct expenses at comparable locations were also affected by higher real estate, fuel and labor costs offset by lower claims from damaged cars, advertising and insurance premiums.
We intend to continue pursuing costs savings through standardization of staff scheduling to minimize overtime and a new bulk fuel purchase program that was implemented in August 2006.
Direct expenses include rent in excess of lease, a non-cash item, in the amount of $2.3 million and $2.0 million for 2006 and 2005, respectively.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased due primarily to higher payroll costs associated with the expansion of the management team to support additional locations, health insurance and professional fees. Non-recurring costs in 2006 include the retirement of two members of senior management from the business, costs associated with a restructure of the finance function and higher legal expenses associated with scheduled union negotiations.
Amortization of Intangibles
Amortization increased largely as a result of impairment charges in the amount of $23.5 million related to the trademarks and domain names previously acquired, partially offset by the elimination of amortization of non-compete agreements that expired in December 2005. As a result of our re-branding initiative, we wrote down almost all of the value of our acquired trademarks and, as a result, amortization expense will decline significantly beginning in 2007.
Interest Expense, Net
Interest expense increased due to the additional interest and finance cost amortization associated with the new debt issued in October 2005 to finance acquisitions. On September 1, 2006 this debt and our other primary borrowing were refinanced with more favorable terms and $647,000 of finance costs related to the October 2005 financing were expensed. Interest expense also increased as a result of higher LIBOR rates.
Our two primary borrowings were subject to two interest rate hedges which effectively capped our interest rate when the 30-day LIBOR rate was 4.5%. In March 2006 the LIBOR rate exceeded the cap rate. As part of the refinance on September 1, 2006 one of these interest rate hedges was replaced with an interest rate swap at 5.17%. Interest cap and swap payments totaling $824,000 were realized in 2006. This amount was recorded as a reduction in interest expense.
EBITDA
EBITDA increased largely as a result of the 2005 acquisitions and improved profit margins at our comparable locations. EBITDA was also increased by the proceeds from a settlement related to a 2003 acquisition. Net proceeds from the settlement totaled $417,000 and were recorded in other income.

The increase in gross profit margins at our new locations in 2006 reflects the acquisition of locations predominantly on owned land compared to the leased locations at Avistar Philadelphia and Avistar St. Louis.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Key Factors Affecting Operating Results

•
an increase in cars out at comparable locations and the revenue contributed by the new locations resulted in a 16.2% increase in revenue during 2005;
•
reduced discounting and yield management of, for example, daily airport employee customers contributed to the slight increase in average parking revenue per car out for comparable locations. The impact of these initiatives was stronger in the second half of 2005; and
•
higher operating costs at comparable locations lowered operating margins while margins at new locations reflected less impact from start up costs than experienced in the prior year period and the positive contribution from the SunPark facilities acquired in the fourth quarter of 2005.

	2005	2004	Change
	$	$	$	%
	($ in thousands) (unaudited)
Revenue	59,856	51,444	8,412	16.4
Direct expenses(1)	45,076	36,872	8,204	22.2
Gross profit	14,780	14,572	208	1.4
Selling, general and administrative expenses	4,509	4,670	(161)	(3.4)
Amortization of intangibles	3,802	2,850	952	33.4
Operating income	6,469	7,052	(583)	(8.3)
Interest expense, net	(10,320)	(8,392)	(1,928)	23.0
Other expense	(14)	(47)	33	(70.2)
Unrealized gain on derivative instruments	170	—	170	NM
Income tax expense	(60)	—	(60)	NM
Minority interest in loss of consolidated subsidiaries	538	629	(91)	(14.5)
Net loss	(3,217)	(758)	(2,459)	NM
Reconciliation of net loss to EBITDA:
Net loss	(3,217)	(758)	(2,459)	NM
Interest expense, net	10,320	8,392	1,928	23.0
Income tax expense	60	—	60	NM
Depreciation	2,397	2,164	233	10.8
Amortization of intangibles	3,802	2,850	952	33.4
EBITDA	13,362	12,648	714	5.6
——————
NM – Not meaningful
(1)
Includes depreciation expense of $2.4 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively.
Revenue
Revenue increased with the addition of 11 new locations and growth at comparable locations. Revenue for 2004 included a cash settlement of $686,000 from an early contract termination. The 21.6% increase in cars out was primarily due to the 11 new locations with cars out at comparable locations increasing by 3.5%. The increase in average parking revenue per car out was due to reduced levels of discounting, and price increases at certain locations, including those with daily airport employee customers.
Parking revenue at comparable locations grew at a higher rate (3.8%) than total revenue (2.8%). This is due to the exclusion of contract revenue from parking revenue and, the impact of the cash settlement from an early contract termination received in 2004. Total revenue growth of $8.4 million included $3.2 million from the six SunPark facilities acquired in the fourth quarter.

Certain discounting and pricing strategies that had resulted in lower parking revenue per car out during the first half of the year were adjusted during the second half of 2005. These lower levels of discounting and higher prices in certain markets resulted in improved revenue per car out during the second half of 2005 and resulted in revenue per car out being slightly higher. The business has experienced increased competition in several locations which may put short term pressure on pricing. In 2006, promotional and service efforts will be focused on these markets to address this increased competition.
Operating Expenses
Direct expenses for 2005 increased $8.0 million mainly by the additional costs associated with operating 11 new locations. Direct expenses include non-cash rent in excess of lease in the amount of $2.0 million and $901,000 for the years 2005 and 2004, respectively. In accordance with U.S. generally accepted accounting principles, we recognize the total rent expense to be paid over the life of a lease on a straight-line basis. This generally results in rent expense higher than actual cash paid early in the lease and rent expense lower than actual cash paid later in the lease. Other factors affecting direct expenses at comparable locations are:
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
Interest Expense
Interest expense increased due to higher LIBOR rates, partially offset by the elimination of deferred finance cost amortization resulting from our initial acquisition, and increases in our overall level of debt as a result of the acquisition the SunPark facilities and a facility in Philadelphia.
We have an interest rate cap agreement at a base rate of LIBOR equal to 4.5% for a notional amount of $126.0 million for the term of the loan and a second interest rate cap agreement at a base rate of LIBOR equal to 4.48% for a notional amount of $58.7 million. Both interest rate caps were reached in the first quarter of 2006.
EBITDA
Excluding the aforementioned non-cash deferred rent, the contract settlement in 2004 and unrealized losses on derivative instruments, EBITDA would have increased by 17% in 2005.
New locations generated a gross profit margin of 0.75% in 2005 compared to (26.7) % for the nine months ended September 30, 2005. This reflects the positive impact of the SunPark acquisition in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES
We do not intend to retain significant cash balances in excess of what are prudent reserves. We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements, including in relation to our acquisition strategy and our dividend policy. We base our assessment on the following assumptions:
•
all of our businesses and investments generate, and are expected to continue to generate, significant operating cash flow;
•
the ongoing maintenance capital expenditures associated with our businesses are modest and readily funded from their respective operating cash flow or borrowing facilities;
•
all significant short-term growth capital expenditure will be funded with cash on hand or from committed undrawn debt facilities;
•
IMTT will be able to refinance and increase the size of its existing debt facilities on amended terms during 2007;
•
that payments on thermal Chicago/ Northwind Aladdin’s debt that will begin to amortize in 2007 from operating cash flow;
•
MIC Inc. maintains a $300.0 million acquisition credit facility (maturing in 2008) with which to finance acquisitions and capital expenditures, including $30.0 million available for general corporate purposes; and
•
we will be able to raise equity to refinance any amounts borrowed under our revolving credit facility.
The section below discusses the sources and uses of cash of our businesses and investments.
Our Consolidated Cash Flow
The following information details our consolidated cash flows from operating, financing and investing activities for the periods ended December 31, 2006, 2005 and 2004. We acquired our initial businesses and investments on December 22 and December 23, 2004 using proceeds from our initial public offering and concurrent private placement. Consequently, our consolidated cash flows from operating, financing and investing activities in 2004 largely reflects the nine-day period between December 22, 2004 and December 31, 2004. Any comparisons of our consolidated cash flows from operating, investing and financing activities for this short period in 2004 to any future periods would not be meaningful. Therefore we have included a comparison of the cash flows from operating, financing and investing activities for each of our consolidated businesses for each of the full years 2006, 2005 and 2004. We believe this is a more appropriate approach to explaining our historical financial performance.
As of December 31, 2006, our consolidated cash and cash equivalent balances totaled $37.4 million.

	Year Ended December 31, 2006	Year Ended December 31, 2005	April 13, 2004 (inception) - December 31, 2004
	($ in thousands)
Cash provided by (used in) operations	$46,365	$43,547	$(4,045)
Cash used in investing activities	$(686,196)	$(201,950)	$(467,477)
Cash provided by financing activities	$562,328	$133,847	$611,765
On a consolidated basis, cash flow provided by operating activities totaled $46.4 million for the year ended December 31, 2006. Cash flow from operations increased 6.5% over 2005. The increase is primarily the result of the positive contribution from acquisitions made by our airport services business and continued organic growth in our consolidated businesses and acquisition of TGC. Offsetting these increases were higher interest expenses resulting from increased debt levels.
On a consolidated basis, cash flow used in investing activities totaled $686.2 million for the year ended December 31, 2006 reflecting our acquisitions during the year offset by the sales of our investments as well as cash distributions from IMTT in excess of our equity in its earnings and amortization charges. This was a significant increase over 2005.
In the second quarter of 2006, the Company acquired IMTT for $257.1 million. In addition, our gas production and distribution business was purchased for $262.7 million, less $7.8 million cash acquired, in the second quarter of 2006. In the third quarter of 2006, the Company acquired Trajen for $347.3 million. Actual cash outflow during the year ended December 31, 2006 was reduced by acquisition related expenses and deposits paid for in 2005. The Company received $89.5 million and $76.4 million in proceeds for the sale of our investments in South East Water and MCG securities, respectively, in 2006.
On a consolidated basis, cash flow provided by financing activities totaled $562.3 million 2006. Cash flow from financing activities increased significantly over 2005. We received proceeds of $305.3 million from issuance of shares of trust stock. Our gas production and distribution business borrowed $160.0 million to finance the equity component of the TGC acquisition. Our airport services business borrowed an additional $180.0 million under its facility to finance the Trajen acquisition. The airport parking business refinanced its debt facilities paying out $185.0 million of existing debt and receiving $195.0 million from the new facility.
MIC Inc. Acquisition Credit Facility
We have a $300.0 million revolving credit facility with Citicorp North America Inc (as lender and administrative agent), Citibank NA, Merrill Lynch Capital Corporation, Credit Suisse, Cayman Islands Branch and Macquarie Bank Limited. We intend to use the revolving facility to fund acquisitions, capital expenditures and to a limited extent working capital, pending refinancing through equity offerings at an appropriate time. During 2006, we expanded the facility to increase the revolving portion from $250.0 million to $300.0 million and to provide for $180.0 million of term loans to fund specific acquisitions. In connection with the increase, we agreed to higher interest margins and a more restrictive leverage ratio while the term loans remained outstanding. We borrowed a total of $454.0 million under this facility in 2006 and repaid the facility in full with the proceeds from the sales of our interests in SEW and MCG and most of the proceeds of our 2006 equity offering.
The borrower under the facility is MIC, Inc., a direct subsidiary of the company, and the obligations under the facility are guaranteed by the company and secured by a pledge of the equity of all current and future direct subsidiaries of MIC Inc. and the company. The terms and conditions for the revolving facility include events of default and representations and warranties that are generally customary for a facility of this type. In addition, the revolving facility includes an event of default should the Manager or another affiliate of Macquarie Bank Limited ceases to act as manager.
The following is a summary of the material terms of the facility:

Facility size:	$300.0 million for loans and/or letters of credit
Termination date:	March 31, 2008
Interest and principal repayments:	Interest only during the term of the loan
Repayment of principal at termination, upon voluntary prepayment, or upon an event requiring mandatory prepayment.
Eurodollar rate:	LIBOR plus 1.25% per annum
Base rate:	Base rate plus 0.25% per annum
Annual commitment fee:	20% of the applicable LIBOR margin on the average daily undrawn balance
Financial Covenants (calculations include MIC Inc. and the company):	• Ratio of Debt to Consolidated Adjusted Cash from Operations <6.8 • Ratio of Consolidated Adjusted Cash from Operations to Interest Expense >2
Financial Covenants as of December 31, 2006	• Ratio of Debt to Consolidated Adjusted Cash from Operations of 0.0x • Ratio of Consolidated Adjusted Cash from Operations to Interest Expense of 5.15x

Airport Services Business Cash Flow

	Year Ended December 31, 2006	Year Ended December 31, 2005	Change
			$	%
	($ in thousands)
Cash provided by operations	$35,853	$21,783	14,070	64.6
Cash used in investing activities	$(353,620)	$(112,466)	241,154	NM
Cash provided by financing activities	$318,102	$93,121	224,981	NM
——————
NM – Not meaningful
Key factors influencing cash flow from our airport services business were as follows:
•
the acquisitions of EAR and Trajen in August 2005 and July 2006, respectively, that have increased cash flow from operations in 2006 compared to 2005;
•
improved performance at existing locations resulting in increased cash flow from operations partially offset by an increase in interest expense reflecting higher debt levels;
•
capital expenditures, included in cash used in investing activities, were $7.1 million in 2006 compared to $4.0 million in 2005, and included $3.2 for maintenance and $3.9 for expansion;
•
distributions to MIC Inc., included in cash provided by financing activities, of $33.6 million in 2006 compared to $19.4 million in 2005;
•
the acquisition of GAH and EAR in the first and third quarter of 2005, respectively, and related proceeds received from the issuance of long term debt and a capital contribution from MIC Inc; and
•
the acquisition in the third quarter of 2006 of Trajen and related proceeds received from the issuance of long term debt and a capital contribution from MIC Inc, in July 2006.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Change
			$	%
	($ in thousands)
Cash provided by operations	$21,783	$9,803	11,980	122.2
Cash used in investing activities	$(112,466)	$(229,839)	117,373	(51.1)
Cash provided by financing activities	$93,121	$228,357	135,236	59.2
Key factors influencing cash flow from our airport services business were as follows:
•
the acquisitions of GAH and EAR in January 2005 and August  2005, respectively, that have increased cash flow from operations in 2005 as compared to 2004;
•
improved performance at existing locations resulting in increased cash flow from operations and the non-recurrence of acquisition related costs incurred in 2004;
•
an increase in interest expense in 2005 as compared to 2004 reflecting higher debt levels;
•
an increase in working capital usage in 2005 primarily due to accounts receivable related to system conversions;
•
capital expenditures, included in cash used in investing activities, were $4.0 million in 2005 compared to $11.0 million in 2004, and included $3.3 million for maintenance and $733,000 for expansion;
•
distributions to MIC Inc., included in cash provided by financing activities, of $19.4 million in 2005 compared to $1.5 million in 2004; and
•
the acquisition of GAH and EAR in the first and third quarter of 2005, respectively, and related proceeds received from the issuance of long term debt and a capital contribution from MIC Inc.
On December 12, 2005, our airport services business entered into a loan agreement with Mizuho Corporate Bank Limited, as administrative agent, and other lenders party thereto, providing for $300.0 million of term loan borrowing and a $5.0 million revolving credit facility. On December 14, 2005, the business drew down $300.0 million in term loans and repaid the existing term loans of $198.6 million (including accrued interest and fees), increased its debt service reserve by $3.4 million and paid $6.4 million in fees and expenses. The remaining amount of the draw down was distributed to us and was used to partially fund the acquisition of The Gas Company. Our airport services business also utilized $2.0 million of the revolving credit facility to issue letters of credit. In connection with the acquisition of Trajen, our airport services business amended its loan agreement to provide for an additional $180.0 million of term loans.
The obligations under the credit facility are secured by the assets of our airport services business as well as the equity interests of the holding company for our airport services business and its subsidiaries. The terms and conditions for the facility includes events of default and representations and warranties that are customary for facilities of this type. In addition, the facility includes an event of default should the Macquarie Group, or any fund or entity managed by the Macquarie Group, fail to control Atlantic Aviation.
Material terms of the facility are as follows:

Amount outstanding as of December 31, 2006	$480.0 million term loan $5.0 million revolver with established letters of credit in place for $2.0 million

Term	5 years (matures December 12, 2010)

Amortization	Payable at maturity

Interest rate type	Floating

Interest rate base	LIBOR

Interest rate margin	1.75% until December 2008 2.00% until December 2010

Interest rate hedging	We have novated pre-existing swaps and entered into new interest rate swaps (fixed vs. LIBOR), fixing 100% of the term loan at the following average rates (not including interest margin):

	Notional Amount	Start Date	End Date	Fixed Rate
	$300.0 million	December 14, 2005	September 28, 2007	4.27%
		September 28, 2007	November 7, 2007	4.73%
		November 7, 2007	October 21, 2009	4.85%
		October 21, 2009	December 14, 2010	4.98%
	$180.0 million	September 29, 2006	December 12, 2010	5.515%

Debt service reserve	Six months of debt service

Distributions Lock-Up Tests	12 month forward and 12 month backward debt service cover ratio < 1.5x

Minimum adjusted EBITDA:
	Year	Minimum adjusted EBITDA
	2005	$40.1 million
	2006	$66.9 million
	2007	$71.9 million
	2008	$77.5 million

Maximum debt/ adjusted EBITDA calculated quarterly:
	Starting	Ending	Maximum debt/ adjusted EBITDA
	December 31, 2008	September 30, 2009	5.5x
	December 31, 2009	March 31, 2010	5.0x
	June 30, 2010	September 30, 2010	4.5x

Mandatory Prepayments	If any distribution lock-up test is not met for two consecutive quarters.

Events of Default Financial Triggers	If backward debt service cover ratio < 1.2x

Financial Covenants as of December 31, 2006	• backward debt service coverage ratio of 2.90x • Adjusted EBITDA of $82.2 million • Debt/Adjusted EBITDA of 5.84x

In connection with our pending acquisition of the Stewart and Santa Monica FBOs, we have received commitment letters providing for the $32.5 million expansion of the airport services business debt facility to finance the acquisition. The term loan facility, currently $480.0 million due in December, 2010, will be increased to $512.5 million on terms that are substantially similar to those in place on the existing term loan facility, with the following exceptions: the trailing 12 month minimum EBITDA will increase to $78.2 million in 2007 and $84.1 million in 2008. We have entered into a forward starting interest rate swap with Macquarie Bank Limited, effectively fixing the interest rate for all or most of the increase in debt at 5.2185%. The swap has an effective date of March 30, 2007 and a termination date of December 12, 2010.
Gas Production and Distribution Business Cash Flow

	Year Ended December 31, 2006	Year Ended December 31, 2005	Change
			$	%
	($ in thousands)

Cash provided by operations	$14,534	$19,296	(4,762)	(24.7)
Cash used in investing activities	$(265,007)	$(6,923)	(258,084)	NM
Cash provided by (used in) financing activities	$251,149	$(5,535)	256,684	NM
——————
NM – Not meaningful
Key factors influencing cash flow from our gas production and distribution business were as follows:
•
The decrease in operating cash flow between 2006 and 2005 was the result of transaction costs and normal working capital fluctuations. The key factors that drive operating cash flows include customer receipts and amounts withdrawn from restricted cash accounts, the timing of payments for fuel, materials, vendor services and supplies, the payments of payroll and benefit costs, payments of revenue-based taxes and the payment of administrative costs.
•
Cash used in investing activities for 2006 comprised $254.9 million for our purchase of TGC’s net assets plus $10.1 million of capital expenditures. Of the total capital expenditures, $4.6 million were paid prior to our purchase of the business. The cash used in investing activities for 2005 was for capital additions.
•
Cash provided by financing activities for 2006 comprised $160.0 million of new term debt incurred to finance the purchase of TGC and $106.1 million of equity capital invested by us to purchase TGC less the sum of $3.3 million of MIC financing costs, dividends from TGC to us of $3.7 million and dividends from TGC to its prior owner of $9.9 million. TGC also borrowed $2.0 million of long term debt to finance capital projects. The $5.5 million of cash used in financing activities for 2005 were for TGC distributions to its then parent company.
TGC generally intends to utilize the $20.0 million revolving credit facility to finance its working capital and to finance or refinance its capital expenditures for regulated assets, and had drawn down $2.0 million as of December 31, 2006. In addition, as of December 31, 2006, TGC had $350,000 letters of credit issued under its facility. During 2006 $3.7 million in cash dividends were paid on our equity.
Pursuant to TGC’s purchase agreement and regulatory requirements, TGC established two escrow accounts totaling $8.6 million on June 7, 2006. Of this amount, $5.1 million has been withdrawn as reimbursement for the previously described customer rebate and fuel cost adjustments. The remaining $3.5 million may be released to TGC to reimburse it for future fuel cost formula adjustments.

The obligations under the credit agreements are secured by security interests in all of the assets of TGC as well as by the equity interests that we have in HGC and TGC. The terms and conditions for the facilities include events of default and representations and warranties that are generally customary for facilities of this type. The HPUC, in approving the purchase by us, requires that consolidated debt to total capital for HGC Holdings not exceed 65%. The ratio was 60% at December 31, 2006. Material terms of the credit facilities are summarized below:

	Holding Company Debt	Operating Company Debt
	HGC Holdings LLC	The Gas Company, LLC

Borrowings:	$80.0 million Term Loan	$80.0 million Term Loan	$20.0 million Revolver

Security:	First priority security interest on HGC assets and equity interests	First priority security interest on TGC assets and equity interests

Term:	7 years	7 years	7 years

Amortization:	Payable at maturity	Payable at maturity	Payable at the earlier of 12 months or maturity

Interest: Years 1-5:	LIBOR plus 0.60%	LIBOR plus 0.40%	LIBOR plus 0.40%
Interest: Years 6-7:	LIBOR plus 0.70%	LIBOR plus 0.50%	LIBOR plus 0.50%

Hedging:	Interest rate swaps (fixed v. LIBOR) fixing funding costs at 4.84% for 7 years on a notional value of $160.0 million		—

Distributions Lock-Up Test:	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest < 3.5x	—

Mandatory Prepayments:	—	12 mo. look-forward and 12 mo. look-backward adjusted EBITDA/interest < 3.5x for 3 consecutive quarters	—

Events of Default Financial Triggers:	—	12 mo. look-backward adjusted EBITDA/interest < 2.5x	12 mo. look-backward adjusted EBITDA/interest < 2.5x
District Energy Business Cash Flow

	Year Ended December 31, 2006	Year Ended December 31, 2005	Change
			$	%
	($ in thousands)
Cash provided by operations	$9,074	$12,106	(3,032)	(25.0)
Cash used in investing activities	$(1,618)	$(332)	(1,286)	NM
Cash used in financing activities	$(8,094)	$(15,235)	7,141	46.9
——————
NM – Not meaningful
Key factors influencing cash flow from our district energy business were as follows:
•
deferred tax adjustment related to the allocation of MIC’s expenses to the business units;

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
•
dividend distributions of $9.5 million in 2006 compared to $15.5 million in 2005; and
•
additional borrowings in 2006 of $1.7 million to finance capital expenditures.
•
drawdown of revolving credit facility as of December 31, 2006: $2.6 million
The indirect acquisition of Thermal Chicago by the Macquarie Group was initially partially financed with a $76.0 million bridge loan facility provided by the Macquarie Group. This bridge loan facility was refinanced in September 2004 with part of the proceeds from the issuance of $120.0 million of fixed rate secured notes due 2023 in a private placement. The notes, together with the revolving credit facility discussed below, are secured by the assets of the business, excluding the assets of Northwind Aladdin, and stock and are recourse only to the business. The notes include customary covenants, events of default and representations and warranties. In addition, the notes include an event of default if the Macquarie Group ceases to actively manage the district energy business.
Material terms of the senior secured notes are as follows:

Amount outstanding as of December 31, 2006	$120.0 million

Term	Matures December 31, 2023

Amortization	Variable quarterly amortization commencing December 31, 2007

Interest rate type	Fixed

Interest rate	6.82% on $100.0 million and 6.4% on $20.0 million

Debt service reserve	Six-month debt service reserve

Dividend payment restriction	No distributions to be made to shareholders of MDE if debt service coverage ratio is less than 1.25 times for previous and next 12 months, tested quarterly.

Make whole payment
Difference between the outstanding principal balance and the value of the senior secured notes discounting remaining payments at a discount rate of 50 basis points over the U.S. treasury security with a maturity closest to the weighted average maturity of the senior secured notes.

Debt Service Coverage Ratio at December 31, 2006	2.00:1
In addition to the senior secured notes, MDE has also entered into a $20.0 million, three-year revolving credit facility with La Salle Bank National Association that may be used to fund capital expenditures or working capital or to provide letters of credit. This facility ranks equally with the senior secured notes. Interest on the revolving credit facility is LIBOR plus 2.5%. As of December 31, 2006, $7.1 million of this facility has been utilized to provide letters of credit to the City of Chicago pursuant to the Use Agreement and in relation to a single customer contract and another $2.6 million was drawn to fund maintenance and growth capital expenditures.

Airport Parking Business Cash Flow

	Year Ended December 31, 2006	Year Ended December 31, 2005	Change
			$	%
	($ in thousands)
Cash provided by operations	$7,473	$4,893	2,580	52.7
Cash used in investing activities	$(4,202)	$(75,688)	71,486	(94.4)
Cash (used in) provided by financing activities	$(529)	$76,720	(77,249)	(100.7)
The key factors influencing cash flow were:
•
an increase in interest expense of $6.9 million, due to higher interest rates and higher overall debt levels;
•
an increase in direct costs of $9.5 million, due to operating a greater number of lots;
•
an increase of revenue of $16.2 million;
•
$4.2 million and $1.7 million in maintenance capital expenditures in 2006 and 2005, respectively;
•
the acquisitions of the SunPark, Cleveland, Priority and Phoenix properties for a combined $74.0 million in 2005;
•
$10.7 million in additional debt generated by the 2006 refinance;
•
$5.3 million in deferred financing costs, $1.8 million repayment of capital leases, and $4.0 million repayment of borrowings;
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
The counterparty to the agreement is Capmark Finance Inc. The obligations under the credit agreement are secured by the assets of borrowing entities. The terms and conditions for the facility include events of default and representations and warranties that are customary for facilities of this type. In addition, the agreement includes a provision restricting transfers that would result in a change of control, which may prohibit a transfer to a person who is not affiliated with the Macquarie Group.
Material terms of the credit facility are presented below:

Borrower:	Parking Company of America Airports, LLC
Parking Company of America Airports Phoenix, LLC
PCAA SP, LLC
PCA Airports, Ltd.

Borrowings:	$195.0 million term loan

Security:	Borrower assets

Term:	3 years (September 2009) plus 2 one-year optional extensions subject to meeting certain covenants

Amortization:	Payable at maturity

Interest rate:	1 month LIBOR plus

Years 1-3:	1.90%

Year 4:	2.10%

Year 5:	2.30%

Debt reserves:	Various reserves totaling $1.4 million, together with minimum liquidity requirement, represents a decrease of $400,000 over the total reserves associated with the prior loans.

Minimum Liquidity:	$3.0 million of PCAA Parent, LLC

Minimum Net Worth:	$40.0 million of PCAA Parent, LLC

Lock Up Tests:	At three month intervals, the Borrower is required to achieve a Debt Service Coverage Constant Ratio of 1.00 to 1.00 with respect to the immediately preceding 12 month period.

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

Financial Covenants at December 31, 2006	Debt Service Coverage Constant Ratio: 1.28x
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
Cash Flow from Our Unconsolidated Business
Bulk Liquid Storage Terminal Business

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
	($ in thousands)
Cash provided by operations	$66,791	$51,706	$40,713
Cash used in investing activities	$(90,540)	$(37,090)	$(51,033)
Cash provided by (used in) financing activities	$57,526	$(13,460)	$10,174
Key factors influencing cash flow at IMTT were as follows:
•
cash provided by operations increased by 27.0% from 2004 to 2005 and 29.2% from 2005 to 2006 primarily due to an increase in EBITDA, in each respective year, and a decrease in interest paid in 2006, as discussed in Results of Operations;
•
cash used in investing activities increased from 2005 to 2006 principally due to high levels of specific capital expenditure relating to the construction of the new facility at Geismar, LA and the construction of new storage tanks at IMTT’s existing facility at St. Rose, LA as discussed in Capital Expenditure. Cash used in investing activities declined by $13.9 million from 2004 to 2005 due to a decline in expansion capital expenditure which was partially offset by an increase in maintenance capital expenditure. Expansion capital expenditure in 2004 related primarily to the acquisition and refurbishment of a terminal adjoining IMTT’s Bayonne terminal and new boilers and pier modifications at Bayonne; and
•
substantial cash was provided to IMTT from financing activities as a result of our investment in IMTT during 2006 offset by dividends paid to us and to the existing shareholders of IMTT (net of shareholder loans as discussed below) and repayments of borrowings. In 2005, expansion capital expenditures were lower than in prior years and the excess of cash provided by operations over capital expenditures was used to reduce debt and to make distributions to shareholders of IMTT at that time and advances to their affiliates.
The following tables summarize the key terms of IMTT’s senior debt facilities as at December 31, 2006. All of these senior debt facilities rank equally and are guaranteed by IMTT’s key operating subsidiaries.

	Senior Notes	Senior Notes	Revolving Credit Facility

Amount Outstanding as of December 31, 2006	$50.0 million	$60.0 million	$38.9 million letters of credit outstanding

Undrawn Amount	—	—	$101.1 million available for cash draw or letter of credit.

Term	November, 2016	November, 2016	November, 2007

Amortization	$7.1 million per annum commencing November, 2010 through November 2015 with balance payable at maturity.	$8.6 million per annum commencing November, 2010 through November 2015 with balance payable at maturity.	Revolving. Payable at maturity.

Interest Rate	Fixed at 8%.	Fixed at 7.15%.	Floating at LIBOR + 1.075% to 1.7% based on Debt to EBITDA ratio grid.

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
None.

Debt Service Reserves Required	None.	None.	None.

Security	Unsecured	Unsecured	Unsecured Debt to EBITDA: Max 4.0x

	Senior Notes	Senior Notes	Revolving Credit Facility
Financial Covenants (applicable to IMTT’s key operating subsidiaries on a combined basis).	Debt to EBITDA: Max 4.0x EBITDA to Interest: Min 3.25x Min Tangible Net Worth: $161.6 million	Debt to EBITDA: Max 4.0x EBITDA to Interest: Min 3.25x Min Tangible Net Worth: $161.6 million	EBITDA to Interest: Min 3.25x Min Tangible Net Worth: $161.6 million

Financial Covenant Ratios as at December 31, 2006. (IMTT’s key operating subsidiaries on a combined basis).	Debt to EBITDA Ratio: 2.8x EBITDA to Interest Ratio: 8.4x Tangible Net Worth: $293.2 million	Debt to EBITDA Ratio: 2.8x EBITDA to Interest Ratio: 8.4x Tangible Net Worth: $293.2 million	Debt to EBITDA Ratio: 2.8x EBITDA to Interest Ratio: 8.4x Tangible Net Worth: $293.2 million

Restrictions on payments of dividends	None provided no default as a result of payment	None provided no default as a result of payment	None provided no default as a result of payment

Interest Rate Hedging			Hedged when drawn with the balance of $50m, 6.4% fixed v LIBOR interest rate swap expiring October 2007 not used to hedge IMTT’s tax exempt debt.

	CAD Revolving Credit Facility	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable Rate Demand Revenue Refunding Bond

Amount Outstanding as of December 31, 2006	$6.4 million	$30.0 million	$6.3 million

Undrawn Amount	$8.6 million	—	—

Term	November, 2007	December, 2027	December, 2021

Amortization	Revolving. Payable at maturity.	Payable at maturity.	Payable at maturity.

Interest Rate	Floating at CAD Bankers Acceptance Rate + 1.075% to 1.7% based on Debt to EBITDA ratio grid	Floating at tax exempt bond daily tender rates	Floating at tax exempt bond daily tender rates

Makewhole on Early Repayment	None.	None.	None.

Debt Service Reserves Required	None.	None.	None.

Security	Unsecured	Unsecured (required to be supported at all times by bank letter of credit issued under the revolving credit facility).	Unsecured (required to be supported at all times by bank letter of credit issued under the revolving credit facility).

	CAD Revolving Credit Facility	New Jersey Economic Development Authority Dock Facility Revenue Refund Bonds	New Jersey Economic Development Authority Variable Rate Demand Revenue Refunding Bond

Financial Covenants (applicable to IMTT’s key operating subsidiaries on a combined basis).	Debt to EBITDA: Max 4.0x EBITDA to Interest: Min 3.25x Min Tangible Net Worth: $161.6 million	None.	None.

Financial Covenant Ratios as at December 31, 2006 (IMTT’s key operating subsidiaries on a combined basis)	Debt to EBITDA Ratio: 2.8x EBITDA to Interest Ratio: 8.4x Tangible Net Worth: $293.2 million	—	—

Restrictions on payments of dividends	None provided no default as a result of payment	None provided no default as a result of payment	None provided no default as a result of payment

Interest Rate Hedging
Hedged with part of $50.0 million, 6.4% fixed v LIBOR interest rate swap expiring October, 2007. Hedged from October, 2007 through November 2012 with $30.0 million 3.41% fixed v 67% of LIBOR interest rate swap.

Hedged with part of $50.0 million, 6.4% fixed v LIBOR interest rate swap expiring October, 2007. Hedged from October, 2007 through November 2012 with $6.3 million 3.41% fixed v 67% of LIBOR interest rate swap.

In addition to the senior debt facilities discussed above, subsidiaries of IMTT Holdings Inc that are the parent entities of IMTT’s key operating subsidiaries are the borrowers and guarantors under a debt facility with the following key terms:

Term Loan Facility

Amount Outstanding as of December 31, 2006	$104.0 million

Undrawn Amount	—

Term	December, 2012

Amortization	$13.0 million per annum from December 2007 through December 2010 with balance payable at maturity.

Interest Rate	Floating at LIBOR + 1.0%

Makewhole on Early Repayment	None.

Debt Service Reserves Required	None.

Security	Unsecured.

Term Loan Facility

Guarantees
The facility is required to be progressively guaranteed by IMTT’s key operating subsidiaries. These subsidiaries currently guarantee $26.0 million of the outstanding balance and the guarantee requirement increases by $13.0 million per annum from December, 2007 through December, 2009 at which time the full outstanding amount will be guaranteed by IMTT’s key operating subsidiaries. Further, if the Debt to EBITDA ratio of IMTT’s key operating subsidiaries on a combined basis exceeds 4.5x as at December 31, 2009, IMTT’s key operating subsidiaries will assume the obligations under the term loan facility.

As a result of a previous transaction, $39.0 million of the outstanding balance is currently guaranteed by Royal Vopak. In the event that Royal Vopak defaults under its guarantee obligations, the lender has no right of acceleration against IMTT. The Royal Vopak guarantee decreases by $26.0 million in December 2007 and terminates entirely in December 2008.

Financial Covenants	None.

Financial Covenant Ratios as of December 31, 2006	Not applicable.

Restrictions on payments of dividends	None.

Interest Rate Hedging	Fully hedged with $104.0 million amortizing, 6.29% fixed vs. LIBOR interest rate swap expiring December 2012.
Pursuant to the terms of the shareholders’ agreement between ourselves and the other shareholders in IMTT, all shareholders in IMTT other than MIC Inc. are required to loan all dividends received by them (excluding the $100.0 million dividend paid to prior existing shareholders at the closing of our investment in IMTT), net of tax payable in relation to such dividends, through the quarter ending December 31, 2007 back to IMTT Holdings Inc. The shareholder loan will have at a fixed interest rate of 5.5% and be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization commencing March 31, 2008. Shareholder loans of $11.2 million were outstanding as at December 31, 2006.
Capital Expenditures
All maintenance and specific capital expenditure will be incurred at the operating company level. We have detailed our capital expenditure on a segment-by-segment basis, which we believe is the most appropriate approach to explaining our capital expenditure requirements on a consolidated basis.
Airport Services Business
Maintenance Capital Expenditure
We expect to spend approximately $3.8 million, or $200,000 per FBO, per year on maintenance capital expenditure at Atlantic Aviation’s existing FBO’s. At our newly acquired Trajen FBO’s we expect to spend approximately $3.3 million or $140,000 per FBO, per year on maintenance capital expenditure. The amounts will be spent on items such as repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. This expenditure is funded from cash flow from operations.
Specific Capital Expenditure
We are undertaking capital projects at some of our locations. One of these projects was started in 2006 and is expected to be completed in 2007. Expenditures related to these specific projects are expected to total approximately $12.4 million at Atlantic Aviation’s existing FBO’s and $2.9 million at the Trajen FBO’s. We intend to fund these expenditures from cash on hand.

Bulk Liquid Storage Terminal Business
Maintenance Capital Expenditure
During the year ended December 31, 2006, IMTT spent $21.0 million on maintenance capital expenditure, including $17.3 million principally in relation to storage tank refurbishments and $3.7 million on environmental capital expenditure, principally in relation to improvements in containment measures and remediation. Looking forward it is anticipated that total maintenance capital expenditure (maintenance and environmental) is unlikely to exceed a range of between $30.0 million and $40.0 million per year. Maintenance capital expenditure in 2006 was lower than this level due to the deferral of environmental capital expenditure into subsequent periods. The expected level of future maintenance capital expenditure over the longer term primarily reflects the need for increased environmental expenditure going forward both to remediate existing sites and to upgrade waste water treatment and spill containment infrastructure to comply with existing, and currently foreseeable changes to, environmental regulations. Future maintenance capital expenditure is expected to be funded from IMTT’s cash flow from operations.
Specific Capital Expenditure
IMTT is currently constructing a bulk liquid chemical storage and handling facility on the Mississippi River at Geismar, LA. To date, IMTT has committed approximately $160.0 million of growth capital expenditure to the project. Based on the current project scope and subject to certain minimum volumes of chemical products being handled by the facility, existing customer contracts are anticipated to generate terminal gross profit and EBITDA of at least approximately $18.8 million per year. Completion of construction of the initial $160.0 million phase of the Geismar project is targeted for the first quarter of 2008. In the aftermath of Hurricane Katrina, construction costs in the region affected by the hurricane have increased and labor shortages have been experienced. Although a significant amount of the impact of Hurricane Katrina on construction costs has already been incorporated into the capital commitment plan, there could be further negative impacts on the cost of constructing the Geismar, LA project (which may not be offset by an increase in gross profit and EBITDA contribution) and/or the project construction schedule. In addition to the Geismar project, IMTT has recently completed the construction of seven new storage tanks and is currently in the process of constructing a further eight new storage tanks with a total capacity of approximately 1.5 million barrels at its Louisiana facilities at a total estimated cost of $39.0 million. It is anticipated that construction will be completed during 2007. Rental contracts with initial terms of at least three years have already been executed in relation to 11 of these tanks with the balance to be used to service customers while their existing tanks are undergoing scheduled maintenance over the next five years. Overall, it is anticipated that the operation of the new tanks will contribute approximately $6.4 million to IMTT’s terminal gross profit and EBITDA annually. At the Quebec facility, IMTT is currently in the process of constructing four new storage tanks with total capacity of 269,000 barrels. All of these tanks are already under customer contract with a minimum term of three years. Total construction costs are projected at approximately $7.2 million. Construction of these tanks is anticipated to be completed during 2007 and their operation is anticipated to contribute approximately $1.6 million to the Quebec terminal’s gross profit and EBITDA annually.
During the year ended December 31, 2006, IMTT spent $69.2 million on specific expansion projects including $35.4 million in relation to the construction the new bulk liquid chemical storage facility at Geismar and $21.2 million at St Rose principally in relation to the construction of new storage tanks. The balance of the specific capital expenditure related to a number of smaller projects to improve the capabilities of IMTT’s facilities.
It is anticipated that the proposed specific capital expenditure will be fully funded using a combination of IMTT’s cash flow from operations, IMTT’s debt facilities, the proceeds from our investment in IMTT and future loans from the IMTT shareholders other than us. IMTT’s current debt facilities will need to be refinanced on amended terms and increased in size during 2007 to provide the funding necessary for IMTT to fully pursue its expansion plans.
Gas Production and Distribution Business
Capital Expenditure
During 2007, TGC expects to spend approximately $9.5 million for maintenance, routine replacements of current facilities and equipment, and to support business growth in 2007. Approximately $2.2 million of the expected total year capital expenditures are for new business. The remaining $7.3 million comprises approximately $1.8 million for vehicles and $5.5 million for other renewals and upgrades. A portion of this expenditure will be funded from available debt facilities.
District Energy Business
Maintenance Capital Expenditure
Our district energy business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications. Since 2004, minor system modifications have been made that increased system capacity by approximately 3,000 tons. Maintenance capital expenditures for the next year will be funded from available debt facilities.
Specific Capital Expenditure
We anticipate spending up to approximately $8.1 million for system expansion over the next two years. This expansion, in conjunction with operational strategies, and efficiencies we have achieved at our plants and throughout our system, will increase saleable capacity in the downtown cooling system by a total of 16,000 tons. Approximately 6,700 tons of saleable capacity was used in 2006 to accommodate four customers that converted from interruptible to continuous service. The balance of saleable capacity (approximately 9,300 tons) is in the process of being sold to new or existing customers.
As of January 31, 2007, we have signed contracts with four customers representing approximately 70% of the remaining additional saleable capacity. One customer began service in late 2006 and the other three customers will begin service between 2007 and 2009. We have identified the likely purchasers of the remaining saleable capacity and expect to have contracts signed by the end of 2007.
We estimate that we will incur additional capital expenditure of $5.5 million connecting new customers to the system over the next two years. Typically, new customers will reimburse our district energy business for some, if not all, of these connection expenditures effectively reducing the impact of this capital expenditure. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to Thermal committing to the capital expenditure. Approval from the City of Chicago has been obtained where required to accommodate expansion of the underground distribution piping necessary to connect the above referenced anticipated new customers.
Based on recent contract experience, each new ton of capacity sold will add approximately $425 to annual revenue in the first year of service.
We expect to fund the capital expenditure for system expansion and interconnection by drawing on available debt facilities.
Airport Parking Business
Maintenance Capital Expenditure
Maintenance capital projects include regular replacement of shuttle buses and IT equipment, some of which are capital expenditures paid in cash and some of which are financed, including with capital leases. As a result of the refinance and sale of surplus land, Parking had additional funds available for capital expenditure. These funds were used to accelerate capital expenditure previously scheduled for 2007.
During 2006, our airport parking business committed to maintenance related capital projects totaling $5.1 million of which $2.3 million was funded through debt and other financing activities. The balance of $2.8 million was paid in cash.
Specific Capital Expenditure
In 2006, our airport parking business committed to $423,000 of specific capital projects, all of which was funded through debt and other financing activities. In addition, the airport parking business spent $520,000 in 2006 on capital expenditures related to our SunPark facilities, all of which were prefunded at the time of our acquisition in 2005.

COMMITMENTS AND CONTINGENCIES
The following tables summarize our future obligations, due by period, as of December 31, 2006, under our various contractual obligations and commitments. We had no off-balance sheet arrangement at that date or currently. The following information does not include information for IMTT, which is not consolidated.

	Payments Due by Period
	Total	Less Than One Year	1-3 Years	3-5 Years	More Than 5 years
	($ in thousands)
Long-term debt(1)	$963,660	$3,754	$212,005	$489,180	$258,721
Capital lease obligations(2)	4,492	2,018	2,123	351	—
Notes payable	3,326	2,665	539	122	—
Operating lease obligations(3)	471,833	28,199	55,582	50,613	337,439
Time charter obligations(4)	4,170	912	1,879	1,379	—
Pension benefit obligations	20,965	1,705	3,677	4,096	11,487
Post-retirement benefit obligations	1,857	257	385	358	857
Purchase obligations(5)	56,980	56,980	—	—	—
Total contractual cash obligations(6)	$1,527,283	$96,490	$276,190	$546,099	$608,504
——————
(1)
The long-term debt represents the consolidated principal obligations to various lenders. The debt facilities, which are obligations of the operating businesses and have maturities between 2007 and 2020, are subject to certain covenants, the violation of which could result in acceleration. Refer to the “Liquidity and Capital Resources” section for details on interest rates and interest rate hedges on our long-term debt.
(2)
Capital lease obligations are for the lease of certain transportation equipment. Such equipment could be subject to repossession upon violation of the terms of the lease agreements.
(3)
The company is obligated under non-cancelable operating leases for various parking facilities at the airport parking business and for real estate leases at the district energy business. This represents the minimum annual rentals required to be paid under such non-cancelable operating leases with terms in excess of one year.
(4)
TGC currently has a time charter arrangement for the use of two barges for transporting liquefied petroleum gas between Oahu and its neighbor islands.
(5)
Purchase obligations include the commitment of the company (through a wholly-owned subsidiary) to acquire 100% of the membership interests in two FBOs, located at Stewart International Airport in New York and Santa Monica Airport in California, for $85.0 million plus expected transaction costs, integration costs and reserves of $4.5 million, net of expected debt of $32.5 million. The transaction is expected to close late in the first quarter or second quarter of 2007.
(6)
This table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

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
Goodwill, intangible assets and property, plant and equipment
Significant assets acquired in connection with our acquisition of the airport services business, airport parking business, district energy business and gas production and distribution business include contract rights, customer relationships, non-compete agreements, trademarks, domain names, property and equipment and goodwill.
Trademarks and domain names are generally considered to be indefinite life intangibles. Trademarks, domain names and goodwill are not amortized in most circumstances. It may be appropriate to amortize some trademarks and domain names. However, for unamortized intangible assets, we are required to perform annual impairment reviews and more frequently in certain circumstances.
The goodwill impairment test is a two-step process, which requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which included the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared to its corresponding carrying value. The airport services business, airport parking business, district energy business and gas production and distribution business are separate reporting units for purposes of this analysis. The impairment test for trademarks and domain names which are not amortized requires the determination of the fair value of such assets. If the fair value of the trademarks and domain names is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.
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
We test goodwill for impairment as of October 1 each year. There was no goodwill impairment as of October 1, 2006. We test our long-lived assets when there is an indicator of impairment. Impairments of long-lived assets during 2006 are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Airport Parking Business” in Part II, Item 7.
Revenue recognition
Fuel revenue from our airport services business is recorded when fuel is provided or when services are rendered. Our airport services business also records hangar rental fees, which are recognized during the month for which service is provided.
Our airport parking business records parking lot revenue, as services are performed, net of allowances and local taxes. Revenue for services performed, but not collected as of a reporting date, are recorded based upon the estimated value of uncollected parking revenue for customer vehicles at each location. Our airport parking business also offers various membership programs for which customers pay an annual membership fee. Such revenue is recognized ratably over the one-year life of the membership. Revenue from prepaid parking vouchers that can be redeemed in the future is recognized when such vouchers are redeemed.
Our district energy business recognizes revenue from cooling capacity and consumption at the time of performance of service. Cash received from customers for services to be provided in the future are recorded as unearned revenue and recognized over the expected services period on a straight-line basis.
Our gas production and distribution business recognizes revenue when the services are provided. Sales of gas to customers are billed on a monthly cycle basis. Most revenue is based upon consumption, however, certain revenue is based upon a flat rate.
Hedging
With respect to our debt facilities and the expected cash flows from our previously held non-U.S. investments, we have entered into a series of interest rate and foreign exchange derivatives to provide an economic hedge of our interest rate and foreign exchange exposure. We originally classified each hedge as a cash flow hedge at inception for accounting purposes. As discussed in Note 11 to our consolidated financial statements, we subsequently determined that none of our derivative instruments qualified for hedge accounting. SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, requires that all derivative instruments be recorded on the balance sheet at their respective fair values and, for derivatives that do not qualify for hedge accounting, that changes in the fair value of the derivative be recognized in earnings. The determination of fair value of these instruments involves estimates and assumptions and actual value may differ from the fair value reflected in the financial statements. We commenced hedge accounting in January 2007 and have classified each derivative instrument as a cash flow hedge as of January 1, 2007. Changes in the value of the hedges, to the extent effective, will be recorded in other comprehensive income (loss). Changes in the value that represent the ineffective portion of the hedge will be recorded in earnings as a gain or loss.

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
Interest Rate Risk
We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable rate interest payments covering at least half of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2006, we have total debt outstanding at our consolidated businesses of $963.7 million. Of this total debt outstanding, $126.7 million is fixed rate and $837.0 million is floating. Of the $837.0 million of floating rate debt, $776.3 million is hedged with interest rate swaps, $58.7 million is hedged with an interest rate cap and $2.0 million is unhedged.
Airport Services Business
The senior debt for our airport services business comprises a non-amortizing $480.0 million floating rate facility maturing in 2010. A 1% increase in the interest rate on the airport services business debt would result in a $4.8 million increase in the interest cost per year. A corresponding 1% decrease would result in a $4.8 million decrease in interest cost per year.
Our airport services business’ exposure to interest rate changes has been 100% hedged until December 14, 2010 through the use of interest rate swaps. These hedging arrangements will offset any additional interest rate expense incurred as a result of increases in interest rates during that period. However, if interest rates decrease, the value of our hedge instruments will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the hedge instruments of $8.8 million. A corresponding 10% relative increase would result in a $8.7 million increase in the fair market value.
Bulk Liquid Storage Terminal Business
IMTT, at December 31, 2006, had two issues of tax exempt revenue bonds outstanding with a total balance of $36.3 million where the interest rate is reset daily by tender. A 1% increase in interest rates on this tax exempt debt would result in a $363,000 increase in interest cost per year and a corresponding 1% decrease would result in a $363,000 decrease in interest cost per year. IMTT’s exposure to interest rate changes through the tax exempt debt has been largely hedged through October 2007 through the use of a $50.0 million notional value interest rate swap. As the interest rate swap is fixed against 90-day LIBOR and not the daily tax exempt tender rate, it does not result in a perfect hedge for short term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. The face value of the interest rate swap currently exceeds IMTT’s total outstanding floating rate debt as a consequence of repayment of debt subsequent to our investment in IMTT. If interest rates decrease, the value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $199,000 and a corresponding 10% relative increase would result in a $198,000 increase in the fair market value. IMTT’s exposure to interest rate changes through the tax exempt debt has been hedged from October 2007 through November 2012 through the use of a $36.3 million face value 67% of LIBOR swap. As this interest rate swap is fixed against 67% of 30-day LIBOR and not the daily tax exempt tender rate, it does not result in a perfect hedge for short term rates on tax exempt debt although it will largely offset any additional interest rate expense incurred as a result of increases in interest rates. If interest rates decrease, the value of this interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $612,000 and a corresponding 10% relative increase would result in a $415,000 increase in the fair market value.

IMTT, at December 31, 2006, had $6.4 million outstanding under its Canadian Dollar denominated revolving credit facility. A 1% increase in interest rates on this revolver would result in a $64,000 increase in interest cost per year. A corresponding 1% decrease would result in a $64,000 decrease in interest cost per year.
IMTT, at December 31, 2006, had a $104.0 million floating rate term loan outstanding. A 1% increase in interest rates on the term loan would result in a $1.0 million increase in interest cost per year. A corresponding 1% decrease would result in a $1.0 million decrease in interest cost per year. IMTT’s exposure to interest rate changes through the term loan has been fully hedged through the use of an amortizing interest rate swap. These hedging arrangements will fully offset any additional interest rate expense incurred as a result of increases in interest rates. However, if interest rates decrease, the value of the interest rate swap will also decrease. A 10% relative decrease in interest rates would result in a decrease in the fair market value of the interest rate swap of $2.0 million. A corresponding 10% relative increase in interest rates would result in a $2.0 million increase in the fair market value of the interest rate swap.
Gas Production and Distribution Business
The senior term-debt for TGC and HGC comprise two non-amortizing term facilities totaling $160.0 million and a senior secured revolving credit facility totaling $20.0 million. At December 31, 2006, the entire $160.0 million in term debt and $2.0 million of the revolving credit line had been drawn. These variable rate facilities mature on August 31, 2013.
A 1% increase in the interest rate on TGC and HGC’s term debt would result in a $1.6 million increase in interest cost per year. A corresponding 1% decrease would result in a $1.6 million decrease in annual interest cost. TGC and HGC’s exposure to interest rate changes has, however, been fully hedged from September 1, 2006 until maturity through interest rate swaps. These derivative hedging arrangements will offset any interest rate increases or decreases during the term of the notes, resulting in stable interest rates of 5.24% for TGC (rising to 5.34% in years 6 and 7 of the facility) and 5.44% for HGC (rising to 5.55% in years 6 and 7 of the facility). TGC’s and HGC’s swaps were entered into on August 17 and 18, 2005, but became effective on August 31, 2006. A 10% relative decrease in market interest rates from December 31, 2006 levels would decrease the fair market value of the hedge instruments by $3.0 million. A corresponding 10% relative increase would increase their fair market value by $2.9 million.
District Energy Business
Our district energy business has issued $120 million of aggregate principal amount of fixed rate senior secured notes maturing December 31, 2023, with variable quarterly amortization commencing in the fourth quarter of 2007. We have a fixed rate exposure on these notes. A 10% relative increase in interest rates will result in a $5.4 million decrease in the fair market value of the notes. A 10% relative decrease in interest rates will result in a $5.8 million increase in the fair market value of the notes.
Airport Parking Business
Our airport parking business has three senior debt facilities: a $195.0 million non-amortizing floating rate facility maturing in 2009 if the options to extend are not exercised, a partially amortizing $4.5 million fixed rate facility maturing in 2009 and a partially amortizing $2.2 million fixed rated facility maturing in 2009. A 1% increase in the interest rate on the $195.0 million facility will increase the interest cost by $2.0 million per year. A 1% decrease in interest rates will result in a $2.0 million decrease in interest cost per year. A 10% relative increase in interest rates will decrease the fair market value of the $4.5 million facility by $61,000. A 10% relative decrease in interest rates will result in a $61,000 increase in the fair market value. A 10% relative increase in interest rates will increase the fair market value of the $2.2 million facility by $25,000. A 10% relative decrease in interest rates will result in a $26,000 decrease in the fair market value. We purchased an interest rate cap agreement at a base rate of LIBOR equal to 4.48% for a notional amount of $58.7 million. We have also entered into an interest rate swap agreement for the $136.3 million balance of our floating rate facility at 5.17% through October 16, 2008 and for the full $195.0 million once our interest rate cap expires through the maturity of the loan on September 1, 2009. PCAA’s obligations under the interest rate swap have been guaranteed by MIC Inc. A 10% relative decrease in market interest rates from December 31, 2006 levels would decrease the fair market value of the hedge instruments by $2.0 million. A corresponding 10% relative increase would increase their fair market value by $2.0 million.

In relation to the interest rate cap instruments, the 30-day LIBOR rate as at December 31, 2006 was 5.32%, compared to our interest rate cap of a LIBOR rate of 4.48%. We reached the interest rate caps in the first quarter of 2006.
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

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
MACQUARIE INFRASTRUCTURE COMPANY TRUST

Page Number

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	F-1

Consolidated Statements of Operations for the Years Ended December 31, 2006, December 31, 2005 and the Period April 13, 2004 (inception) to December 31, 2004	F-2

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, December 31, 2005 and the Period April 13, 2004 (inception) to December 31, 2004	F-3

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, December 31, 2005 and the Period April 13, 2004 (inception) to December 31, 2004	F-4

Notes to Consolidated Financial Statements	F-6

NORTH AMERICA CAPITAL HOLDING COMPANY
(Predecessor to Macquarie Infrastructure Company Trust)

Consolidated Statements of Operations for the Period July 30, 2004 to December 22, 2004 and the Period January 1, 2004 to July 29, 2004	F-49

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for the Period July 30, 2004 to December 22, 2004 and the Period January 1, 2004 to July 29, 2004	F-50

Consolidated Statements of Cash Flows for the Period July 30, 2004 to December 22, 2004 and the Period January 1, 2004 to July 29, 2004	F-51

Notes to Consolidated Financial Statements	F-52

Schedule II Valuation and Qualifying Accounts	F-59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders of Macquarie Infrastructure Company Trust:
The Board of Directors of Macquarie Infrastructure Company LLC:
We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Company Trust (the Trust) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2006 and 2005, and the period April 13, 2004 (inception) to December 31, 2004. In connection with the audits of the consolidated financial statements, we have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Macquarie Infrastructure Company Trust as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, and the period April 13, 2004 (inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Macquarie Infrastructure Company Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Dallas, Texas
February 28, 2007

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
	($ in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$37,388	$115,163
Restricted cash	1,216	1,332
Accounts receivable, less allowance for doubtful accounts of $1,435 and $839, respectively	56,785	21,150
Dividends receivable	7,000	2,365
Other receivables	87,973	—
Inventories	12,793	1,981
Prepaid expenses	6,887	4,701
Deferred income taxes	2,411	2,101
Income tax receivable	2,913	3,489
Other	15,600	4,394
Total current assets	230,966	156,676
Property, equipment, land and leasehold improvements, net	522,759	335,119
Restricted cash	23,666	19,437
Equipment lease receivables	41,305	43,546
Investments in unconsolidated businesses	239,632	69,358
Investment, cost	—	35,295
Securities, available for sale	—	68,882
Related party subordinated loan	—	19,866
Goodwill	485,986	281,776
Intangible assets, net	526,759	299,487
Deposits and deferred costs on acquisitions	579	14,746
Deferred financing costs, net of accumulated amortization	20,875	12,830
Fair value of derivative instruments	2,252	4,660
Other	2,754	1,620
Total assets	$2,097,533	$1,363,298

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to manager	$4,284	$2,637
Accounts payable	29,819	11,535
Accrued expenses	19,780	13,994
Current portion of notes payable and capital leases	4,683	2,647
Current portion of long-term debt	3,754	146
Fair value of derivative instruments	3,286	—
Other	6,533	3,639
Total current liabilities	72,139	34,598
Capital leases and notes payable, net of current portion	3,135	2,864
Long-term debt, net of current portion	959,906	610,848
Related party long-term debt	—	18,247
Deferred income taxes	163,923	113,794
Fair value of derivative instruments	453	—
Other	25,371	6,342
Total liabilities	1,224,927	786,693
Minority interests	8,181	8,940
Stockholders’ equity:
Trust stock, no par value; 500,000,000 authorized; 37,562,165 shares issued and outstanding at December 31, 2006 and 27,050,745 shares issued and outstanding at December 31, 2005	864,233	583,023
Accumulated other comprehensive income (loss)	192	(12,966)
Accumulated deficit	—	(2,392)
Total stockholders’ equity	864,425	567,665
Total liabilities and stockholders’ equity	$2,097,533	$1,363,298

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006	Year Ended December 31, 2005	April 13, 2004 (inception) to December 31, 2004
	($ in thousands, except share and per share data)
Revenue
Revenue from product sales	$313,298	$142,785	$1,681
Service revenue	201,835	156,655	3,257
Financing and equipment lease income	5,118	5,303	126

Total revenue	520,251	304,743	5,064

Costs and expenses
Cost of product sales	206,802	84,480	912
Cost of services	92,542	82,160	1,633
Selling, general and administrative	120,252	82,636	7,953
Fees to manager	18,631	9,294	12,360
Depreciation	12,102	6,007	175
Amortization of intangibles	43,846	14,815	281

Total operating expenses	494,175	279,392	23,314

Operating income (loss)	26,076	25,351	(18,250)

Other income (expense)
Dividend income	8,395	12,361	1,704
Interest income	4,887	4,064	69
Interest expense	(77,746)	(33,800)	(756)
Equity in earnings (loss) and amortization charges of investees	12,558	3,685	(389)
Unrealized losses on derivative instruments	(1,373)	—	—
Gain on sale of equity investment	3,412	—	—
Gain on sale of investment	49,933	—	—
Gain on sale of marketable securities	6,738	—	—
Other income, net	594	123	50

Net income (loss) before income taxes and minority interests	33,474	11,784	(17,572)
Income tax benefit	16,421	3,615	—

Net income (loss) before minority interests	49,895	15,399	(17,572)

Minority interests	(23)	203	16

Net income (loss)	$49,918	$15,196	$(17,588)

Basic earnings (loss) per share:	$1.73	$0.56	$(17.38)
Weighted average number of shares of trust stock outstanding: basic	28,895,522	26,919,608	1,011,887
Diluted earnings (loss) per share:	$1.73	$0.56	$(17.38)
Weighted average number of shares of trust stock outstanding: diluted	28,912,346	26,929,219	1,011,887
Cash dividends declared per share	$2.075	$1.5877	$—

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Trust Stock		Accumulated Gain (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount
	($ in thousands, except number of shares and per share amounts)
Issuance of trust stock, net of offering costs	26,610,100	$613,265	$—	$—	$613,265
Other comprehensive income (loss):
Net loss for the period ended December 31, 2004	—	—	(17,588)	—	(17,588)
Translation adjustment	—	—	—	855	855
Unrealized loss on marketable securities	—	—	—	(237)	(237)
Change in fair value of derivatives	—	—	—	1	1
Total comprehensive loss for the period ended December 31, 2004					(16,969)
Balance at December 31, 2004	26,610,100	$613,265	$(17,588)	$619	$596,296
Issuance of trust stock to manager	433,001	12,088	—	—	12,088
Issuance of trust stock to independent directors	7,644	191	—	—	191
Adjustment to offering costs	—	427	—	—	427
Distributions to trust stockholders (comprising $1.5877 per share paid on 27,050,745 shares)	—	(42,948)	—	—	(42,948)
Other comprehensive income (loss):
Net income for the year ended December 31, 2005	—	—	15,196	—	15,196
Translation adjustment	—	—	—	(16,160)	(16,160)
Unrealized gain on marketable securities				2,106	2,106
Change in fair value of derivatives, net of taxes of $1,707	—	—	—	469	469
Total comprehensive income for the year ended December 31, 2005					1,611
Balance at December 31, 2005	27,050,745	$583,023	$(2,392)	$(12,966)	$567,665
Issuance of trust stock, net of offering costs	10,350,000	291,104	—	—	291,104
Issuance of trust stock to manager	145,547	4,134	—	—	4,134
Issuance of trust stock to independent directors	15,873	450	—	—	450
Distributions to trust stockholders (comprising $0.50 per share paid on 27,050,745 and 27,066,618 shares, $0.525 per share paid on 27,212,165 shares and $0.55 per share paid on 37,562,165 shares)	—	(14,478)	(47,526)	—	(62,004)
Change in post-retirement benefit plans, net of taxes of $118	—	—	—	187	187
Other comprehensive income (loss):
Net income for the year ended December 31, 2006	—	—	49,918	—	49,918
Translation adjustment	—	—	—	13,597	13,597
Translation adjustment reversed upon sale of foreign investments	—	—	—	1,708	1,708
Change in fair value of derivatives, net of taxes of $832	—	—	—	1,462	1,462
Change in fair value of derivatives reversed upon sale of foreign investments	—	—	—	(1,927)	(1,927)
Unrealized gain on marketable securities	—	—	—	7,416	7,416
Gain on marketable securities, realized	—	—	—	(9,285)	(9,285)
Total comprehensive income for the year ended December 31, 2006					62,889
Balance at December 31, 2006	37,562,165	$864,233	$—	$192	$864,425

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	Year Ended December 31, 2005	April 13, 2004 (inception) to December 31, 2004
	($ in thousands)
Operating activities
Net income (loss)	$49,918	$15,196	$(17,588)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	21,366	14,098	370
Amortization of intangible assets	43,846	14,815	281
Loss on disposal of equipment	140	674	—
Equity in (earnings) loss and amortization charges of investee	(4,293)	1,803	389
Gain on sale of unconsolidated business	(3,412)	—	—
Gain on sale of investments	(49,933)	—	—
Gain on sale of marketable securities	(6,738)	—	—
Amortization of finance charges	6,178	6,290	—
Noncash derivative loss	1,373	—	—
Noncash interest expense	4,506	(4,166)	—
Noncash performance fees expense	4,134	—	—
Noncash directors fees expense	181	—	—
Accretion of asset retirement obligation	224	222	—
Deferred rent	2,475	2,308	80
Deferred revenue	109	(130)	(62)
Deferred taxes	(14,725)	(5,695)	—
Minority interests	(23)	203	16
Noncash compensation	706	209	—
Post retirement obligations	557	(116)	—
Other noncash income	(80)	—	—
Accrued interest expense on subordinated debt – related party	1,087	1,003	26
Accrued interest income on subordinated debt – related party	(430)	(399)	(50)
Changes in operating assets and liabilities:
Restricted cash	4,216	(462)	—
Accounts receivable	(5,330)	(7,683)	(420)
Equipment lease receivable, net	1,880	1,677	(121)
Dividend receivable	2,356	(651)	(1,704)
Inventories	352	(178)	686
Prepaid expenses and other current assets	(4,601)	(39)	(439)
Due to subsidiaries	—	—	1,398
Accounts payable and accrued expenses	(9,954)	1,882	798
Income taxes payable	(3,213)	—	—
Due to manager	1,647	2,419	12,306
Other	1,846	267	(11)
Net cash provided by (used in) operating activities	$46,365	$43,547	$(4,045)
Investing activities
Acquisition of businesses and investments, net of cash acquired	$(845,063)	$(182,367)	$(467,413)
Additional costs of acquisitions	(22)	(60)	—
Deposits and deferred costs on future acquisitions	(279)	(14,746)	—
Goodwill adjustment – cash received	—	694	—
Proceeds from sale of investment	89,519	—	—
Proceeds from sale of marketable securities	76,737	—	—
Collection on notes receivable	—	358	—
Purchases of property and equipment	(18,409)	(6,743)	(81)
Return on investment in unconsolidated business	10,471	—	—
Proceeds received on subordinated loan	850	914	—
Other	—	—	17
Net cash used in investing activities	$(686,196)	$(201,950)	$(467,477)

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)

	Year Ended December 31, 2006	Year Ended December 31, 2005	April 13, 2004 (inception) to December 31, 2004
	($ in thousands)
Financing activities
Proceeds from issuance of shares of trust stock	$305,325	$—	$665,250
Proceeds from long-term debt	537,000	390,742	(1,500)
Proceeds from line-credit facility	455,957	850	—
Contributions received from minority shareholders	—	1,442	—
Distributions paid to trust shareholders	(62,004)	(42,948)	—
Debt financing costs	(14,217)	(11,350)	—
Distributions paid to minority shareholders	(736)	(1,219)	—
Payment of long-term debt	(638,356)	(197,170)	—
Offering and equity raise costs	(14,220)	(1,844)	(51,985)
Restricted cash	(4,228)	(2,362)	—
Payment of notes and capital lease obligations	(2,193)	(1,605)	—
Acquisition of swap contract	—	(689)	—
Net cash provided by financing activities	562,328	133,847	611,765
Effect of exchange rate changes on cash	(272)	(331)	(193)
Net change in cash and cash equivalents	(77,775)	(24,887)	140,050
Cash and cash equivalents, beginning of period	115,163	140,050	—
Cash and cash equivalents, end of period	$37,388	$115,163	$140,050

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Accrued deposits and deferred costs on acquisition, and equity offering costs	$3	$—	$2,270
Accrued purchases of property and equipment	$1,438	$384	$810
Acquisition of property through capital leases	$2,331	$3,270	$—
Issuance of trust stock to manager for payment of December 2004 performance fees	$—	$12,088	$—
Issuance of trust stock to independent directors	$269	$191	$—
Taxes paid	$1,835	$2,610	$—
Interest paid	$65,967	$30,902	$2,056

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Macquarie Infrastructure Company Trust, or the Trust, a Delaware statutory trust, was formed on April 13, 2004. Macquarie Infrastructure Company LLC, or the Company, a Delaware limited liability company, was also formed on April 13, 2004. Prior to December 21, 2004, the Trust was a wholly owned subsidiary of Macquarie Infrastructure Management (USA) Inc., or MIMUSA. MIMUSA, the Company’s Manager, is a subsidiary of the Macquarie Group of companies, which is comprised of Macquarie Bank Limited and its subsidiaries and affiliates worldwide. Macquarie Bank Limited is headquartered in Australia and is listed on the Australian Stock Exchange.
The Trust and the Company were formed to own, operate and invest in a diversified group of infrastructure businesses in the United States and other developed countries. The Company is the operating entity with a Board of Directors and other corporate governance responsibilities generally consistent with that of a Delaware corporation.
The Company owns airport services, airport parking, district energy and gas production and distribution businesses and an interest in a bulk liquid storage terminal business, through the Company’s wholly-owned subsidiary Macquarie Infrastructure Company Inc., or MIC Inc.
During the year ended December 31, 2005, the Company’s major acquisitions were as follows:
•
On January 14, 2005, the Company acquired all of the membership interests in General Aviation Holdings, LLC, or GAH, an entity that operates two fixed based operations, or FBOs, in California.
•
On August 12, 2005, the Company acquired all of the membership interests in Eagle Aviation Resources, Ltd., or EAR, an FBO company doing business as Las Vegas Executive Air Terminal.
•
On October 3, 2005, the Company completed the acquisition of real property and personal and intangible assets related to six off-airport parking facilities (collectively referred to as “SunPark”).
During the year ended December 31, 2006, the Company’s major acquisitions were as follows:
•
On May 1, 2006, the Company completed its acquisition of 50% of the shares in IMTT Holdings Inc., the holding company for a bulk liquid storage terminal business operating as International-Matex Tank Terminals, or IMTT.
•
On June 7, 2006, the Company acquired The Gas Company, or TGC, a Hawaii limited liability company that owns and operates the sole regulated synthetic natural gas, or SNG, production and distribution business in Hawaii and distributes and sells liquefied petroleum gas, or LPG, through unregulated operations.
•
On July 11, 2006, the Company completed the acquisition of 100% of the shares of Trajen Holdings, Inc., or Trajen. Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 23 FBOs at airports in 11 states.
During the year ended December 31, 2006, the Company, through its wholly-owned Delaware limited liability companies, sold its interests in non U.S. businesses. On August 17, 2006, the Company completed the sale of all of its 16.5 million stapled securities of the Macquarie Communications Infrastructure Group (ASX:MCG). On October 2, 2006, the Company sold its 17.5% minority interest in the holding company for South East Water, or SEW, a regulated clean water utility located in the U.K. On December 29, 2006, the Company sold Macquarie Yorkshire Limited, the holding company for its 50% interest in Connect M1-A1 Holdings Limited, or CHL, which is the indirect holder of the Yorkshire Link toll road concession in the U.K.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Except as otherwise specified, we refer to Macquarie Infrastructure Company LLC and its subsidiaries collectively as the “Company”. The Company consolidates investments where it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. For investments in variable interest entities, as defined by Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2006, the Company was not the primary beneficiary of any variable interest entity in which it did not own a majority of the outstanding voting stock.
Investments
The Company accounts for 50% or less owned companies over which it has the ability to exercise significant influence using the equity method of accounting, otherwise the cost method is used. The Company’s share of net income or losses of equity investments is included in equity in earnings (loss) and amortization charges of investee in the consolidated statement of operations. Losses are recognized in other income (expense) when a decline in the value of the investment is deemed to be other than temporary. In making this determination, the Company considers Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and related interpretations, which set forth factors to be evaluated in determining whether a loss in value should be recognized, including the Company’s ability to hold its investment and inability of the investee to sustain an earnings capacity, which would justify the carrying amount of the investment.
Use of Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment and leasehold improvements, intangibles, asset retirement obligations and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; assets and obligations related to employee benefits; environmental liabilities; and valuation of derivative instruments. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.
Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Included in cash and cash equivalents at December 31, 2005 is $87.0 million of commercial paper. There was no commercial paper held as of December 31, 2006.
Restricted Cash
The Company classifies all cash pledged as collateral on the outstanding senior debt as restricted in the consolidated balance sheets. At December 31, 2006 and December 31, 2005, the Company has recorded $23.7

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies – (continued)
million and $19.4 million, respectively, of cash pledged as collateral in the accompanying consolidated balance sheets. In addition, at December 31, 2006 and December 31, 2005, the Company has classified $1.2 million and $1.3 million, respectively, as restricted cash in current assets relating to our airport services business and to a credit facility requirement of our airport parking business.
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
Inventory
Inventory consists principally of fuel purchased from various third-party vendors and materials and supplies. Fuel inventory is stated at the lower of cost or market. Materials and supplies inventory is valued at the lower of average cost or market cost. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in our consolidated statement of cash flows. The Company’s inventory balance at December 31, 2006 comprised $8.7 million of fuel and $4.1 million of materials and supplies. Inventory at December 31, 2005 comprised $2.0 million of fuel.
Marketable Securities
Marketable securities are initially recorded at cost, with movements in fair value recorded in other comprehensive income (loss).
Property, Equipment, Land and Leasehold Improvements
Property, equipment and land are recorded at cost less accumulated depreciation. Leasehold improvements are recorded at the present value of the minimum lease payments less accumulated amortization. Major renewals and improvements are capitalized while maintenance and repair expenditures are expensed when incurred. We depreciate our property, equipment and leasehold improvements over their estimated useful lives on a straight-line basis. Depreciation expense for our district energy and airport parking businesses are included within cost of services in our consolidated statements of operations. The estimated economic useful lives range according to the table below:

Buildings	9 to 68 years
Leasehold and land improvements	3 to 40 years
Machinery and equipment	1 to 62 years
Furniture and fixtures	3 to 25 years
Goodwill and Intangible Assets
Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in the purchase business combinations described in Note 4. Intangible assets acquired in the purchase business combinations include contractual rights, customer relationships, non-compete agreements, trade names, leasehold rights, domain names, and technology. The cost of intangible assets with determinable useful lives are amortized over their estimated useful lives ranging from 1 to 40 years.
Impairment of Long-lived Assets, Excluding Goodwill
In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies – (continued)
circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.
Impairment of Goodwill
In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment annually. Goodwill is considered impaired when the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company, for purposes of the impairment test, are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. Components are combined when determining reporting units if they have similar economic characteristics.
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
Impairment of Indefinite-lived Intangibles, Excluding Goodwill
In accordance with SFAS No. 142, indefinite-lived intangibles, primarily trademarks and domain names, are considered impaired when the carrying amount of the asset exceeds its implied fair value.
The Company estimates the fair value of each trademark using the relief-from-royalty method that discounts the estimated net cash flows the Company would have to pay to license the trademark under an arm’s length licensing agreement. The Company estimates the fair value of each domain name using a method that discounts the estimated  net cash flows attributable to the domain name.
If the recorded indefinite-live intangible is less than its estimated fair value, then no impairment is indicated. Alternatively, if the recorded intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Debt Issuance Costs
The Company capitalizes all direct costs incurred in connection with the issuance of debt as debt issuance costs. These costs are amortized over the contractual term of the debt instrument, which ranges from 3 to 19 years, using the effective interest method.
Derivative Instruments
The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies – (continued)
On the date a derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign-currency fair-value or cash-flow hedge (foreign currency hedge). For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair-value hedge or a cash-flow hedge is reported in earnings.
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
Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, subordinated debt and variable rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or variable or competitive interest rates assigned to these financial instruments.
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies – (continued)
institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2006 and December 31, 2005, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2006 and 2005 or for the period April 13, 2004 through December 31, 2004.
Foreign Currency Translation
The Company’s foreign investments and unconsolidated businesses have been translated into U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. All assets and liabilities have been translated using the exchange rate in effect at the balance sheet dates. Statement of operations amounts have been translated using the average exchange rate for the period. Adjustments from such translation have been reported separately as a component of other comprehensive income in stockholders’ equity.
Earnings (Loss) Per Share
The Company calculates earnings (loss) per share in accordance with SFAS No. 128, Earnings PerShare. Accordingly, basic earnings (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of shares issuable upon the exercise of stock options (using the treasury stock method) and stock units granted to our independent directors; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.
Comprehensive Income (Loss)
The Company follows the requirements of SFAS No. 130, Reporting Comprehensive Income, for the reporting and presentation of comprehensive income (loss) and its components. SFAS No. 130 requires unrealized gains or losses on the Company’s available for sale securities, foreign currency translation adjustments and change in fair value of derivatives, where hedge accounting is applied, to be included in other comprehensive income (loss).
Advertising
Advertising costs are expensed as incurred. Costs associated with direct response advertising programs may be prepaid and will be expensed once the printed materials are distributed to the public.
Revenue Recognition
In accordance with Staff Accounting Bulletin 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed and determinable, and collectibility is probable.
Airport Services Business
Revenue on fuel sales is recognized when the fuel has been delivered to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists, and the fee is fixed or determinable. Fuel sales are recorded net of volume discounts and rebates.
Service revenue include certain fueling fees. The Company receives a fueling fee for fueling certain carriers with fuel owned by such carriers. In accordance with Emerging Issues Task Force, or EITF, Issue 99-19, ReportingRevenue Gross as a Principal versus Net as an Agent, revenue from these transactions is recorded based on the service fee earned and does not include the cost of the carriers’ fuel.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies – (continued)
Other FBO revenue consists principally of de-icing services, landing and fuel distribution fees as well as rental income for hangar and terminal use. Other FBO revenue is recognized as the services are rendered to the customer.
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
Airport Parking Business
Parking lot revenue is recorded as services are performed, net of appropriate allowances and local taxes. For customer vehicles remaining at our facilities at year end, revenue for services performed are recorded in other accounts receivable in the accompanying consolidated balance sheet based upon the value of unpaid parking revenue for customer vehicles.
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
District Energy Business
Revenue from cooling capacity and consumption are recognized at the time of performance of service. Cash received from customers for services to be provided in the future are recorded as unearned revenue and recognized over the expected service period on a straight-line basis.
Gas Production and Distribution Business
TGC recognizes revenue when the services are provided. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue, based on the amount of gas that is delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period, and the related costs are charged to expense. Most revenue is based upon consumption; however, certain revenue is based upon a flat rate.
Regulatory Assets and Liabilities
The regulated utility operations of TGC are subject to regulations with respect to rates, service, maintenance of accounting records, and various other matters by the Hawaii Public Utilities Commission, or HPUC. The established accounting policies recognize the financial effects of the ratemaking and accounting practices and policies of the HPUC. Regulated utility operations are subject to the provisions of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. SFAS No. 71 requires regulated entities to disclose in their financial statements the authorized recovery of costs associated with regulatory decisions. Accordingly, certain costs that otherwise would normally be charged to expense may, in certain instances, be recorded as an asset in a regulatory entity’s balance sheet. TGC records regulatory assets for costs that have been deferred for which future recovery through customer rates has been approved by the HPUC. Regulatory liabilities represent amounts included in rates and collected from customers for costs expected to be incurred in the future.
SFAS No. 71 may, at some future date, be deemed inapplicable because of changes in the regulatory and competitive environments and/or decision by TGC to accelerate deployment of new technologies. If TGC were to

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies – (continued)
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
Income Taxes
MIC Inc., which is the holding company of the wholly owned U.S. businesses, files a consolidated U.S. federal income tax return. As a consequence, all of its direct and indirect U.S. subsidiaries pay no U.S. federal income taxes, and all tax obligations are incurred by MIC Inc. based on the consolidated U.S. federal income tax position of the U.S. businesses after taking into account deductions for management fees and corporate overhead expenses allocated to MIC Inc.
The Company uses the liability method in accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The Company does not expect that the U.S. companies that held its interests in the toll road business, MCG or SEW will have any liability for U.S. federal income taxes, as each of these entities has elected to be disregarded as an entity separate from the Company for U.S. federal income tax purposes.
Reclassifications
Certain reclassifications were made to the financial statements for the prior period to conform to current year presentation.
Recently Issued Accounting Standards
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met.
SFAS No. 159 is effective for years beginning after November 15, 2007. Early adoption within 120 days of the beginning of the Company’s 2007 fiscal year is permissible, provided the Company has not yet issued interim financial statements for 2007 and has adopted SFAS No. 157. The Company does not believe this Standard will have a significant impact on its financial statements.
In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans— an amendment of FASB Statements No. 87, 88, 106, and 132(R). In accordance with this Statement, the Company recognized the underfunded status of its pension and retiree medical plans as a liability in its 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. The Company adopted this Statement for its balance sheet as of December 31, 2006. SFAS No. 158 also requires the Company to measure the funded status of its pension and retiree medical plans as of the Company’s year-end balance sheet date no later than December 31, 2008.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective as of the beginning of the Company’s 2008 fiscal year. The Company is currently evaluating the impact this adoption will have on the consolidated financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies – (continued)
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires companies to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material but are material under the guidance in SAB 108. The Company believes the impact of this adoption is not material to the consolidated financial statements.
In July 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, or FIN 48. FIN 48 requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, FIN 48 prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. FIN 48 also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. FIN 48 is effective in the first quarter 2007 and the Company adopted FIN 48 effective January 1, 2007, and the impact was not material.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim FinancialStatements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application (a term defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 as of January 1, 2006.
In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, or FIN 47. FIN 47 clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation should be accounted for. In addition, the Interpretation clarifies the circumstances under which fair value of an asset retirement obligation is considered subject to reasonable estimation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted this statement during the 2005 year. The Company evaluated the impact of applying FIN 47 and concluded that there is no impact on the financial statements.
In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. This Statement is a revision to Statement 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company adopted this Statement as of April 1, 2005.
In December 2004, the FASB issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under this Statement, such items will be recognized as current-period charges. In addition, the Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted the Statement on January 1, 2006.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-Monetary Assets, which eliminates an exception in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company adopted the Statement on January 1, 2006.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Earnings (Loss) Per Share
Following is a reconciliation of the basic and diluted number of shares used in computing earnings (loss) per share:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from April 13, 2004 (inception) to December 31, 2004

Weighted average number of shares of trust stock outstanding: basic	28,895,522	26,919,608	1,011,887
Dilutive effect of restricted stock unit grants	16,824	9,611	—

Weighted average number of shares of trust stock outstanding: diluted	28,912,346	26,929,219	1,011,887
The effect of potentially dilutive shares for the year ended December 31, 2006 is calculated by assuming that the restricted stock unit grants issued to our independent directors on May 25, 2006, which vest in 2007, had been fully converted to shares on that date. The effect of potentially dilutive shares for the year ended December 31, 2005 is calculated by assuming that the restricted stock unit grants issued to our independent directors on May 25, 2005, which vested in 2006, had been fully converted to shares on that date. The effect of potentially dilutive shares for the period from April 13, 2004 through December 31, 2004 is calculated by assuming that the restricted stock unit grants issued to our independent directors on December 21, 2004, which vested in 2005, had been fully converted to shares on that date. The stock grants provided to our independent directors on December 21, 2004 were anti-dilutive in 2004 due to the Company’s net loss for the period.
4. Acquisitions
We used the proceeds from our initial public offering, or IPO, to acquire our initial consolidated businesses for cash from the Macquarie Group or from infrastructure investment vehicles managed by the Macquarie Group during the period ended December 31, 2004. Acquisitions during the year ended December 31, 2005 were funded by the remaining IPO proceeds and additional debt. Acquisitions during the year ended December 31, 2006 were funded by additional debt and drawdowns on our acquisition facility at the MIC Inc. level, some of which was repaid with proceeds from the equity offering.
For a description of certain related party transactions associated with the Company’s acquisitions, see Note 15, Related Party Transactions.
The businesses described below have been accounted for under the purchase method of accounting, other than our investment in IMTT which has been accounted for under the equity method of accounting. The initial purchase price allocation may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.
Acquisition of GAH
On January 14, 2005, the Company’s airport services business acquired all of the membership interests in GAH, which, through its subsidiaries, operates two FBOs in California, for $50.3 million (including transaction costs and working capital adjustments). This acquisition strengthened the Company’s presence in the airport services market. The acquisition was paid for in cash through additional long-term debt borrowings of $32.0 million under the then existing debt facility of our airport services business (prior to the refinancing discussed in Note 10), with the remainder funded by proceeds from the IPO.
The acquisition has been accounted for under the purchase method of accounting. The results of operations of GAH are included in the accompanying consolidated statement of operations since January 15, 2005.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Acquisitions – (continued)
The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$1,820
Property, equipment, land and leasehold improvements	12,680
Intangible assets:
Customer relationships	1,100
Airport contract rights	18,800
Non-compete agreements	1,100
Goodwill	15,686
Total assets acquired	51,186
Current liabilities	882
Net assets acquired	$50,304
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
The Company allocated $1.1 million of the purchase price to customer relationships in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. The Company is amortizing the amount allocated to customer relationships over a nine-year period.
Acquisition of EAR
On August 12, 2005, the Company’s airport services business acquired all of the membership interests in EAR, a Nevada limited liability company doing business as Las Vegas Executive Air Terminal, for $59.8 million (including transaction costs and working capital adjustments). This acquisition strengthened the Company’s presence in the airport services market. The acquisition was paid for in cash, funded by proceeds from the IPO.
The acquisition has been accounted for under the purchase method of accounting. The results of operations of EAR are included in the accompanying consolidated statement of operations since August 13, 2005.
The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$2,264
Property, equipment, land and leasehold improvements	17,259
Intangible assets:
Airport contract rights	38,286
Goodwill	3,905
Total assets acquired	61,714
Current liabilities	1,934
Net assets acquired	$59,780
The value of the acquired intangible assets was determined by taking into account risks related to the characteristics and applications of the assets, existing and future markets and analyses of expected future cash flows to be generated by the business. The airport contract rights are being amortized on a straight-line basis over an estimated useful life of 20 years.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Acquisitions – (continued)
Acquisition of SunPark and Other Parking Facilities
On October 3, 2005, the Company’s airport parking business acquired real property and personal and intangible assets related to six off-airport parking facilities, collectively referred to as “SunPark”. The total cash purchase price for SunPark was $66.9 million (including transaction costs and working capital adjustments). The acquisition has been accounted for under the purchase method of accounting. The results of operations of SunPark are included in the accompanying consolidated statement of operations since October 4, 2005.
The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$93
Property, equipment, land and leasehold improvements	18,859
Intangible assets:
Customer relationships	1,020
Trade name	500
Leasehold rights	1,750
Domain names	320
Goodwill	44,396
Total assets acquired	66,938
Current liabilities	60
Net assets acquired	$66,878
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
The minority shareholders did not contribute their full pro rata share of capital related to these transactions. As a result, the Company’s ownership interest in the off-airport parking business increased from 87.1% to 88.0%.
Acquisition of IMTT
On May 1, 2006, the Company completed its purchase of newly issued common stock of IMTT Holdings, Inc., or IMTT Holdings, formerly known as Loving Enterprises, Inc., for a purchase price of $250.0 million plus approximately $7.1 million in transaction-related costs. As a result of the closing of the transaction, the Company owns 50% of IMTT Holdings’ issued and outstanding common stock. The balance of the common stock of IMTT Holdings continues to be held by the shareholders who held 100% of IMTT Holdings’ stock prior to the Company’s acquisition.
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

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Acquisitions – (continued)
The Company financed the investment and the associated transaction costs with $82.0 million of available cash and $175.0 million of borrowings under the revolving acquisition facility of MIC Inc.
The investment in IMTT Holdings has been accounted for under the equity method of accounting. For the period May 1, 2006 through December 31, 2006, the Company has recorded equity in earnings of investee of $3.5 million. Summarized financial information of IMTT Holdings as at, and for the year ended, December 31, 2006, comprises the following (in thousands):

Current assets	$78,074
Non-current assets	552,361
Current liabilities	(48,267)
Non-current liabilities	(395,321)
Revenue	239,279
Gross profit	104,407
Net income	19,814
Acquisition of TGC
On June 7, 2006, the Company completed its acquisition of K-1 HGC Investment, L.L.C. (subsequently renamed Macquarie HGC Investment LLC), which owns HGC Holdings LLC, or HGC, and The Gas Company, LLC, collectively referred to as “TGC”.
TGC is Hawaii’s only full-service gas-energy company. TGC provides both utility (regulated) and non-utility (unregulated) gas distribution services on the six primary islands in the state of Hawaii. The utility business includes production, distribution and sales of SNG on the island of Oahu and distribution and sale of LPG to customers on all six major Hawaiian islands. This acquisition enabled the Company to enter the gas utility and services business as an established competitor with an existing customer base and corporate infrastructure.
The cost of the acquisition, including working capital adjustments and transaction costs, was $262.7 million. Transaction costs were approximately $6.9 million. In addition, the Company incurred financing costs of approximately $3.3 million. The acquisition was funded with $160.0 million of new subsidiary-level debt, $99.0 million of funds drawn by MIC Inc. under the revolving portion of its acquisition credit facility and the balance was funded with cash.
The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of TGC are included in the accompanying consolidated statement of operations since June 7, 2006.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining final valuations of certain intangible assets, thus the allocation is subject to refinement.
The preliminary allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$42,297
Property, equipment, land and leasehold improvements	127,075
Intangible assets:
Customer relationships	7,400
Trade name	8,500
Real estate leases	100
Goodwill	119,703
Other assets	3,108
Total assets acquired	308,183
Current liabilities	20,309
Deferred income taxes	12,202
Other liabilities	12,931
Total liabilities assumed	45,442
Net assets acquired	$262,741

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Acquisitions – (continued)
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
The Company allocated $7.4 million of the purchase price to customer relationships in accordance with EITF 02-17, Recognitionof Customer Relationship Intangible Assets Acquired in a Business Combination. The Company is amortizing the amount allocated to customer relationships over a nine-year period.
Acquisition of Trajen
On July 11, 2006, the Company’s airport services business completed the acquisition of 100% of the shares of Trajen Holdings, Inc., or Trajen. Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 23 FBOs at airports in 11 states.
The cost of the acquisition, including working capital adjustments and transaction costs, was $347.3 million. In addition, the Company incurred debt financing costs of $3.3 million, prefunding of capital expenditures and integration costs of $5.9 million and provided for a debt service reserve of $6.6 million. The Company financed the acquisition primarily with $180.0 million of borrowings under an expansion of the credit facility at Atlantic Aviation, and $180.0 million of additional borrowings under the acquisition credit facility of MIC Inc. Refer to Note 10, Long-Term Debt, for further details of the additional term loan facility and amendment to the revolving acquisition facility.
The acquisition has been accounted for under the purchase method of accounting. Accordingly, the results of operations of Trajen are included in the accompanying consolidated statement of operations as a component of the Company’s airport services business segment since July 11, 2006.
The allocation of the purchase price, including transaction costs, was as follows (in thousands):

Current assets	$19,669
Property, equipment, land and leasehold improvements	57,966
Intangible assets:
Customer relationships	32,800
Airport contract rights	221,800
Non-compete agreements	200
Trade name	100
Goodwill	84,387
Other assets	266
Total assets acquired	417,188
Current liabilities	17,941
Deferred income taxes	51,625
Other liabilities	319
Total liabilities assumed	69,885
Net assets acquired	$347,303
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

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Acquisitions – (continued)
The Company allocated $32.8 million of the purchase price to customer relationships in accordance with EITF 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination. The Company is amortizing the amount allocated to customer relationships over a ten-year period.
Pending Acquisitions
On December 21, 2006, the Company entered into a business purchase agreement and a membership interest purchase agreement to acquire 100% of the interests in entities that own and operate two fixed base operations, or FBOs. The total purchase price is a cash consideration of $85.0 million (subject to working capital adjustments). In addition to the purchase price, it is anticipated that a further $4.5 million will be incurred to a cover transaction costs, integration costs and reserve funding. The FBOs are located at Stewart International Airport in New York and Santa Monica Airport in California.
The Company expects to close the transaction through its airport services business. The Company expects to finance the purchase price and the associated transaction and other costs, in part, with $32.5 million of additional term loan borrowings under an expansion of the credit facility at its airport services business. The Company expects to pay the remainder of the purchase price and associated costs with cash on hand. The credit facility will continue to be secured by all of the assets and stock of companies within the airport services business.
Pro Forma Information
The following unaudited pro forma information summarizes the results of operations for the years ended December 31, 2006 and 2005 as if acquisitions of consolidated businesses had been completed as of January 1, 2005. The pro forma data gives effect to actual operating results prior to the acquisitions and adjustments to interest expense, amortization, depreciation and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. These pro forma amounts do not purport to be indicative of the results that would have actually been achieved if the acquisitions had occurred as of the beginning of the periods presented or that may be achieved in the future. The pro forma information shown below only includes the acquisitions of EAR, IMTT and TGC. The pro forma impact of GAH, which was acquired on January 14, 2005, SunPark and the other airport parking facilities and Trajen have not been included as they are not significant to the consolidated pro forma results.
Pro forma consolidated revenue for the years ended December 31, 2006 and 2005, if the acquisitions of EAR, IMTT and TGC had occurred on January 1, 2005, would have been $592.2 million and $474.7 million, respectively. Pro forma consolidated net income for the same periods would have been $56.3 million and $37.4 million, respectively. Basic and diluted earnings per share for the year ended December 31, 2006 would have both been $1.95. Basic and diluted earnings per share for the year ended December 31, 2005 would have both been $1.39. We have not disclosed pro forma results for the period ended December 31, 2004 since the results are not meaningful as we had only nine days of operations for our consolidated group.
5. Dispositions
The dispositions of our interests in non U.S. businesses discussed is consistent with our strategy to focus on the ownership and operation of infrastructure businesses, primarily in the U.S.
For a description of certain related party transactions associated with the Company’s dispositions, see Note 15, Related Party Transactions.
Macquarie Communications Infrastructure Group
For the years ended December 31, 2006, December 31, 2005 and the period December 22, 2004 (our acquisition date) through December 31, 2004, the Company, through its wholly owned subsidiary, Communications Infrastructure LLC, or CI LLC, recognized AUD $3.2 million (USD $2.4 million), AUD $5.6 million (USD $4.2 million) and AUD $2.2 million (USD $1.7 million), respectively, in dividend income from its investment in Macquarie Communications Infrastructure Group (ASX: MCG), or MCG.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Dispositions – (continued)
On August 17, 2006, CI LLC completed the sale of 16,517,413 stapled securities of MCG. The stapled securities were sold into the public market at a price of AUD $6.10 per share generating gross proceeds of AUD $100.8 million. Following settlement of the trade on August 23, 2006, the Company converted the AUD proceeds into USD $76.4 million. Proceeds of the sale were used to reduce the Company’s acquisition-related debt at its MIC Inc. subsidiary. The carrying value of the investment, together with the unrealized gains and losses on the investment recorded in other comprehensive income (loss), was $70.0 million and the Company recognized a gain on sale of $6.7 million and a loss on the conversion of proceeds from AUD into USD of $291,000.
South East Water
For the years ended December 31, 2006 and December 31, 2005, the Company, through its wholly owned subsidiary South East Water LLC, or SEW LLC, recognized £3.3 million (USD $6.0 million) and £4.6 million (USD $8.2 million), respectively, in dividend income from its 17.5% minority interest in Macquarie Luxembourg Water Sarl, the indirect holding company for South East Water, or SEW. SEW is a regulated clean water utility in southeastern portion of the U.K. No dividends were recognized by SEW LLC for the period December 22, 2004 (our acquisition date) through December 31, 2004.
On October 2, 2006, SEW LLC sold its interest in Macquarie Luxembourg Water Sarl to HDF (UK) Holdings Limited. The disposal was made pursuant to the exercise by MEIF Luxembourg Holdings SA, or the MEIF Shareholder, an affiliate of the Company’s Manager, of its drag along rights under the SEW shareholders’ agreement and as a part of a sale by the MEIF Shareholder and the other shareholders of all of their respective interests in SEW.
The Company received net proceeds on the sale of approximately $89.5 million representing its pro rata share of the total consideration less its pro rata share of expenses. The carrying value of the investment prior to the sale, together with the unrealized gains and losses on the investment recorded in other comprehensive income (loss), was $39.6 million, and the Company recognized a gain on the SEW sale of $49.9 million. The Company used the net proceeds to reduce acquisition-related indebtedness at its MIC Inc. subsidiary.
Macquarie Yorkshire Limited
The Company, through its wholly owned subsidiary Macquarie Yorkshire LLC, or MY LLC, accounted for its indirect 50% investment in Connect M1-A1 Holdings Ltd, or CHL, under the equity method of accounting. CHL owns 100% of Connect M1-A1 Limited, which is the holder of the Yorkshire Link concession, a highway of approximately 19 miles located south of Wetherby, England. For the years ended December 31, 2006, December 31, 2005 and the period December 22, 2004 (our acquisition date) through December 31, 2004, the Company has recorded equity in earnings of investee of $9.1 million (net of $3.9 million amortization expense), $3.7 million (net of $3.8 million amortization expense), and $389,000 (net of $95,000 amortization expense), respectively – and net interest income of $621,000, $758,000 and $26,000, respectively.
On December 29, 2006, MY LLC and MIC European Financing SarL, a wholly owned subsidiary of MY LLC, entered into a sale and purchase agreement, and subsequently completed the sale of its interest in Macquarie Yorkshire Limited, the holding company for its 50% interest in CHL, to M1-A1 Investments Limited, a wholly owned indirect subsidiary of Balfour Beatty PLC, for £44.3 million.
MY LLC entered into foreign exchange forward transactions to fix the rate at which substantially all of the proceeds of sale would be converted from pounds sterling to US dollars. Based on the hedged conversion rate, the Company expects to receive approximately $83.0 million in proceeds in 2007, net of hedge and transaction costs, which comprises substantially all of the balance in other receivables on the consolidated balance sheet. Most of the proceeds have been settled in January 2007. MY LLC recorded a gain on sale of $3.4 million in the fourth quarter of 2006, and an unrealized loss of approximately $2.4 million relating to the foreign exchange forward transactions. There may be additional gains or losses in 2007 when the foreign exchange forward transactions are settled, depending on currency fluctuations.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Direct Financing Lease Transactions
The Company has entered into energy service agreements containing provisions to lease equipment to customers. Under these agreements, title to the leased equipment will transfer to the customer at the end of the lease terms, which range from 5 to 25 years. The lease agreements are accounted for as direct financing leases. The components of the Company’s consolidated net investments in direct financing leases at December 31, 2006 and December 31, 2005 are as follows (in thousands):

	December 31, 2006	December 31, 2005

Minimum lease payments receivable	$83,919	$90,879
Less: Unearned financing lease income	(39,771)	(44,851)
Net investment in direct financing leases	$44,148	$46,028
Equipment lease:
Current portion	$2,843	$2,482
Long-term portion	41,305	43,546
	$44,148	$46,028
Unearned financing lease income is recognized over the terms of the leases. Minimum lease payments to be received by the Company total approximately $83.9 million as follows (in thousands):

2007	$7,756
2008	6,887
2009	6,881
2010	6,874
2011	6,874
Thereafter	48,647
Total	$83,919
7. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements at December 31, 2006 and December 31, 2005 consist of the following (in thousands):

	December 31, 2006	December 31, 2005

Land	$63,275	$62,520
Easements	5,624	5,624
Buildings	35,836	32,866
Leasehold and land improvements	166,490	108,726
Machinery and equipment	259,897	132,196
Furniture and fixtures	5,473	1,920
Construction in progress	20,196	3,486
Property held for future use	1,316	1,196
Other	7,566	764
	565,673	349,298
Less: Accumulated depreciation	(42,914)	(14,179)
Property, equipment, land and leasehold improvements, net	$522,759	$335,119
During the year ended December 31, 2005, our operations at three FBO sites were impacted by Hurricane Katrina. The Company recognized losses in the value of property, equipment and leasehold improvements, but has recovered some of these losses under existing insurance policies in 2006 and early 2007 and expects to recover the remaining losses in the near future. The write-down in property, equipment and leasehold improvements, and the corresponding insurance receivable (including amounts received), were not significant.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Intangible Assets
Intangible assets at December 31, 2006 and December 31, 2005 consist of the following (in thousands):

	Weighted Average Life (Years)		December 31, 2006	December 31, 2005

Contractual arrangements	30.5		$459,373	$237,572
Non-compete agreements	2.8		5,035	4,835
Customer relationships	10.1		66,840	26,640
Leasehold rights	12.2		8,359	8,259
Trade names	Indefinite	(1)	17,499	26,175
Domain names	Indefinite	(2)	2,092	8,307
Technology	5		460	460
			559,658	312,248
Less: Accumulated amortization			(32,899)	(12,761)
Intangible assets, net			$526,759	$299,487
——————
(1)
Trade names of $2.2 million are being amortized over a period within 1.5 years.
(2)
Domain names of $760,000 are being amortized over a period within 4 years.
Aggregate amortization expense of intangible assets for the years ended December 31, 2006 and 2005 totaled $43.8 million and $14.8 million, respectively. Included within amortization expense for the year ended December 31, 2006 is a $23.5 million impairment charge relating to trade names and domain names at the Company’s airport parking business. Re-branding initiatives at the airport parking business which are due to take place in 2007 indicated this impairment for the 2006 year.
The estimated amortization expense for intangible assets to be recognized for the years ending December 31 is as follows: 2007 – $27.5 million; 2008 – $25.0 million; 2009 –$24.5 million; 2010 –$23.6 million; 2011 –$23.6 million; and thereafter – $385.9 million.
9. Accrued Expenses
Accrued expenses at December 31, 2006 and December 31, 2005 consist of the following (in thousands):

	December 31, 2006	December 31, 2005

Payroll and related liabilities	$7,624	$3,794
Interest	1,176	1,082
Insurance	2,076	1,909
Real estate taxes	2,550	2,484
Other	6,354	4,725
	$19,780	$13,994
10. Long-term Debt
The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it has a credit facility at its subsidiary, MIC Inc., primarily to finance acquisitions and capital expenditures, on which there was no balance outstanding at December 31, 2006. The Company currently has no indebtedness at the MIC LLC or Trust level.
For a description of certain related party transactions associated with the Company’s long-term debt, see Note 15, Related Party Transactions.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Long-term Debt – (continued)
At December 31, 2006 and December 31, 2005, our consolidated long-term debt consists of the following (in thousands):

	December 31, 2006	December 31, 2005

Airport services debt	$480,000	$300,000
MDE senior notes	120,000	120,000
PCAA (new facility)	195,000	—
PCAA (various) loan payable	—	125,448
PCAA Chicago loan payable	4,474	4,574
PCAA SP loan payable	—	58,740
RCL Properties loan payable	2,186	2,232
TGC loans payable	162,000	—
	963,660	610,994
Less current portion	3,754	146
Long-term portion	$959,906	$610,848
At December 31, 2006, future maturities of long-term debt are as follows (in thousands):

2007	3,754
2008	6,162
2009	205,843
2010	484,800
2011	4,380
Thereafter	258,721
$963,660
District Energy Business
The acquisition of Thermal Chicago Corporation by Macquarie District Energy, Inc., or MDE, on June 30, 2004 was partially financed with a $75 million bridge loan facility provided by the Macquarie Group. On September 29, 2004, MDE borrowed $120 million under a series of senior secured notes, or MDE Senior Notes, with various financial institutions. The proceeds of the MDE Senior Notes were used to repay the previously outstanding bridge facility, finance the acquisition by MDE of Northwind Aladdin and pay certain transaction costs associated with these transactions.
The MDE Senior Notes consist of two notes payable:
1) $100 million, with fixed interest at 6.82%.
2) $20 million, with fixed interest at 6.40%.
The MDE Senior Notes are secured by all the assets of MDE and its subsidiaries, excluding the assets of Northwind Aladdin. MDE has further reserved $4.1 million to support its debt services, which is included in restricted cash in the accompanying consolidated balance sheet. The MDE Senior Notes are due in 2023, with principal repayments of the MDE Senior Notes starting in the quarter ending December 31, 2007.
In addition, MDE entered into a $20 million three-year revolving credit facility with a financial institution that may be used to fund capital expenditures, working capital or to provide letters of credit. As of December 31, 2006, MDE has issued three separate letters of credit totaling $7.2 million against this facility in the favor of the City of Chicago, and has drawn $1.7 million for ongoing working capital.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Long-term Debt – (continued)
Debt arranging fees of $600,000 were paid to MSUSA, a related party, by MDE prior to the Company’s acquisition of its parent Macquarie District Energy Holdings LLC, and the remaining unamortized balance of these fees are included in deferred financing costs on the accompanying consolidated balance sheet. These costs are amortized over the life of the long-term debt.
Airport Services Business
Atlantic Aviation FBO Inc. (formerly North America Capital Holding Company, or NACH)
The acquisition of Executive Air Support by NACH on July 29, 2004 was partially financed with a $130 million bridge loan facility provided by the Macquarie Group. On October 21, 2004, NACH refinanced its bridge loan facility by borrowing $130 million under a new credit facility, or Term Facility, originally set to mature on October 21, 2011.
The Term Facility originally consisted of two tranches:
1) Tranche A –$25.0 million at LIBOR plus 2.25%.
2) Tranche B –$105.0 million at LIBOR plus 3.00%.
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
In addition to the Term Facility, NACH had entered into a $3.0 million, two-year revolving credit facility with a bank that could be used to fund working capital requirements or to provide letters of credit. This facility ranked equally with the Term Facility. Prior to the refinancing discussed below, $700,000 of this facility had been utilized to provide letters of credit pursuant to certain FBO leases.
On January 14, 2005, NACH borrowed an additional $32.0 million from its original Term Facility to partly fund its acquisition of GAH.
Macquarie Airports North America, Inc, or MANA
The acquisition of MANA by the Company included the assumption of a $36.0 million senior debt facility that was issued to a European bank. The debt accrued interest at either the Eurodollar rate or, at the Company’s option, the 30, 60 or 180-day LIBOR plus a margin of 1.875%, increasing to a margin of 2.25% in November 2005. Interest-only payments were to be made quarterly with the principal balance due in full in November 2007. Borrowings under the debt facility were secured by all assets as well as pledged stock of MANA and its subsidiaries. This debt was repaid on December 12, 2005 as part of the airport services refinancing.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Long-term Debt – (continued)
Airport Services Refinancing
On December 12, 2005, NACH entered into a loan agreement providing for $300.0 million of term loan borrowings and a $5.0 million revolving credit facility. On December 14, 2005, NACH drew down $300.0 million in term loans and repaid the existing NACH and MANA term loans of $198.6 million (including accrued interest and fees), increased the new debt service reserve by $3.4 million to $9.3 million and paid $6.4 million in fees in expenses. The remaining amount of the drawdown was distributed to MIC Inc. NACH also utilized $2.0 million of the revolving credit facility to issue letters of credit.
The obligations under the credit agreements are secured by the assets of Atlantic Aviation (formerly NACH), as well as the equity interests of Atlantic Aviation and its subsidiaries. The term of the loan is 5 years, and the interest rate is LIBOR plus 1.75% for years 1 through 3 and LIBOR plus 2% for years 4 and 5.
To hedge the interest commitments under the new term loan, NACH’s existing interest rate swaps were novated and, in addition, new swaps were entered into, fixing 100% of the term loan at the following average rates (not including interest margins of 1.75% and 2% as discussed above):

Start Date	End Date	Average Rate

December 14, 2005	September 28, 2007	4.27%
September 28, 2007	November 7, 2007	4.73%
November 7, 2007	October 21, 2009	4.85%
October 21, 2009	December 14, 2010	4.98%
Mizuho Corporate Bank, Ltd., The Governor and Company Bank of Ireland, Bayerische Landesbank, New York Branch and Macquarie Bank Limited provided for a $180.0 million expansion of the airport services business debt facility to finance the acquisition of Trajen.
To hedge the interest commitments under the term loan expansion, NACH entered into a swap, fixing 100% of the term loan expansion at the following average rate (not including interest margins of 1.75% and 2% as discussed above):

Start Date	End Date	Average Rate

September 29, 2006	December 12, 2010	5.51%
Airport Parking Business
On October 1, 2003, prior to the Company’s acquisition of its airport parking business, the business entered into a loan for $126 million, which was used to refinance debt and to partly fund the acquisition of the Avistar business. This loan was secured by the majority of real estate and other assets of the airport parking business and was recourse only to Macquarie Parking and its subsidiaries. On December 22, 2003, the airport parking business entered into another loan agreement with the same lender for $4.8 million. The airport parking business used the proceeds of this loan to partly fund the acquisition of land that it formerly leased for operating its Chicago facility. This loan was secured by the land at the Chicago site.
The airport parking business established a non-recourse debt facility on October 3, 2005 under a new credit agreement with GMAC Commercial Mortgage Corporation to fund the SunPark acquisition and additional airport parking facilities. The SunPark debt facility was secured by all of the real property and other assets of SunPark, the LaGuardia facility and the Maricopa facility. In addition, in the third quarter of 2005, the airport parking business assumed a debt facility in connection with the acquisition of an additional facility in Philadelphia.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Long-term Debt – (continued)
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
The counterparty to the agreement is Capmark Finance Inc. The obligations under the credit agreement are secured by the assets of borrowing entities.
Material terms of the credit facility are presented below:

Borrower:	Parking Company of America Airports, LLC
Parking Company of America Airports Phoenix, LLC
PCAA SP, LLC
PCA Airports, LTD

Borrowings:	$195.0 million term loan

Security:	Borrower assets

Term:	3 years (September 2009) plus 2 one-year optional extensions subject to meeting certain covenants

Amortization:	Payable at maturity

Interest rate:	1 month LIBOR plus
Years 1-3:	1.90%

Year 4:	2.10%

Year 5:	2.30%

Debt Reserves:	Various reserves totaling $1.4 million, together with minimum liquidity requirement, represents a decrease of $400,000 over the total reserves associated with the prior loans.
An existing rate cap at LIBOR equal to 4.48% will remain in effect through October 15, 2008 with respect to a notional amount of the loan of $58.7 million. The airport parking business has entered into an interest rate swap agreement for the $136.3 million balance of the floating rate facility at 5.17% through October 16, 2008 and for the full $195.0 million once the interest rate cap expires through the maturity of the loan on September 1, 2009. The obligations of the airport parking business under the interest rate swap have been guaranteed by MIC Inc.
Gas Production and Distribution Business
The acquisition of TGC in June 2006 was partially financed with $160.0 million of term loans borrowed under the two amended and restated loan agreements. One of these loan agreements provides for an $80.0 million term loan borrowed by HGC, the parent company of TGC. The other loan agreement provides for an $80.0 million term loan borrowed by TGC and a $20.0 million revolving credit facility, including a $5.0 million letter of credit facility. The counterparties to each agreement are Dresdner Bank AG, London Branch, as administrative agent, Dresdner Kleinwort Wasserstein Limited, as lead arranger, and the other lenders party thereto. TGC generally intends to utilize the $20.0 million revolving credit facility to finance its working capital and to finance or refinance its capital expenditures for regulated assets, and had drawn down $2.0 million as of December 31, 2006. In addition, as of December 31, 2006, TGC had $350,000 of letters of credit issued under this facility.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Long-term Debt – (continued)
The obligations under the credit agreements are secured by security interests in the assets of TGC as well as the equity interests of TGC and HGC. Material terms of the term and revolving credit facilities are summarized below:

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
The Hawaii Public Utilities Commission, in approving the purchase of the business by the Company, required that HGC’s consolidated debt to total capital ratio may not exceed 65%. This ratio was 60% at December 31, 2006.
On August 18, 2005, MIC Inc. entered into two interest rate swaps with Macquarie Bank Limited and two interest rate swaps with another bank, to manage its future interest rate exposure on intended drawdowns under the loan facilities, for a notional value of $160.0 million. The interest rate swaps were transferred to TGC and HGC in June 2006 when the loan agreements were amended and restated. No payments by, or receipts to, MIC Inc. arose in relation to these swaps during the years ended December 31, 2006 and 2005. Receipts by TGC from related parties, in relation to these swaps, have been disclosed in Note 15, Related Party Transactions.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Long-term Debt – (continued)
MIC Inc.
The Company has a $300.0 million revolving credit facility with Citicorp North America Inc., (as lender and administrative agent), Citibank N.A., Merrill Lynch Capital Corporation, Credit Suisse, Cayman Islands Branch and Macquarie Bank Limited. The main use of the facility is to fund acquisitions, capital expenditures and to a limited extent, working capital. The facility terminates on March 31, 2008 and currently bears interest at the rate of LIBOR plus 1.25%. Base rate borrowings would be at the base rate plus 0.25%.
The Company entered into the facility in November 2005 with maximum revolving borrowing of $250.0 million. During 2006, the Company expanded the facility to increase the revolving portion from $250.0 million to $300.0 million and to provide for $180.0 million of term loans to fund the Trajen acquisition. In connection with the increase, the interest rate margin increased to LIBOR plus 2.00% until the term loan was repaid in October 2006. The Company borrowed a total of $454.0 million under this facility in 2006 and repaid the facility in full with the proceeds from the sales of its interests in SEW and MCG and most of the proceeds of its 2006 equity offering.
The borrower under the facility is MIC Inc., a direct subsidiary of the Company, and the obligations under the facility are guaranteed by the Company and secured by a pledge of the equity of all current and future direct subsidiaries of MIC Inc. and the Company. Among other things, the revolving facility includes an event of default should the Manager or another affiliate of Macquarie Bank Limited ceases to act as manager of the Company.
All of the term debt facilities described above for the district energy business, airport services business, airport parking business, gas production and distribution business and MIC Inc. contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt.
11. Derivative Instruments and Hedging Activities
The Company has interest-rate related and foreign-exchange related derivative instruments to manage its interest rate exposure on its debt instruments, and to manage its exchange rate exposure on its future cash flows from its non-U.S. investments, including cash flows from the sale of the non-U.S. investments. The Company does not enter into derivative instruments for any purpose other than economic interest rate hedging or economic cash-flow hedging purposes. That is, the Company does not speculate using derivative instruments.
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
Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates or currency exchange rates. The market risk associated with interest rates is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
We originally classified each hedge as a cash flow hedge at inception for accounting purposes. We subsequently determined that the derivatives did not qualify as hedges for accounting purposes. We have revised our summarized quarterly financial information to eliminate hedge accounting treatment. The effect on the full 2005 year was immaterial and the full year financial information has not been revised.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Derivative Instruments and Hedging Activities – (continued)
Anticipated future cash flows
The Company entered into foreign exchange forward contracts for its anticipated cash flows in order to hedge the market risk associated with fluctuations in foreign exchange rates. The forward contracts limit the unfavorable effect that foreign exchange rate changes will have on cash flows, including foreign currency distributions and proceeds on the sale of foreign investments. All of the Company’s forward contracts relating to anticipated future cash flows were originally designated as cash flow hedges, however, we subsequently determined that the derivatives did not qualify as hedges for accounting purposes. The maximum term over which the Company was hedging exposures to the variability of foreign exchange rates was 24 months. As the Company sold all of its foreign investments during the year ended December 31, 2006, the Company’s existing foreign exchange forward contracts were closed out by entering equal and offsetting contracts.
For the year ended December 31, 2006, the Company recorded $3.3 million in losses, representing changes in the valuation of foreign exchange forward contracts, in unrealized losses on derivative instruments in the accompanying consolidated statement of operations. In addition, during the year ended December 31, 2006, the Company recorded $392,000 in recognized gains on foreign exchange forward contracts and other foreign exchange gains and losses in other income, in the accompanying consolidated statement of operations.
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
During the year ended December 31, 2006, $1.9 million of gains, representing changes in the valuation of interest rate derivatives, was recorded in unrealized losses on derivative instruments in the accompanying consolidated statement of operations.
From January 1, 2007, changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations will be reported in other comprehensive income. In accordance with SFAS No. 133, the Company has concluded that from this date, all of its interest rate swaps qualify as cash flow hedges. The Company anticipates the hedges to be effective on an ongoing basis. The term over which the Company is currently hedging exposures relating to debt is through August 2013.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Notes Payable and Capital Leases
The Company has existing notes payable with various finance companies for the purchase of equipment. The notes are secured by the equipment and require monthly payments of principal and interest. The Company also leases certain equipment under capital leases. The following is a summary of the maturities of the notes payable and the future minimum lease payments under capital leases, together with the present value of the minimum lease payments, as of December 31, 2006 (in thousands):

	Notes Payable	Capital Leases

2007	$2,665	$2,018
2008	460	1,354
2009	79	769
2010	73	303
2011	49	48
Thereafter	—	—
Total minimum payments	$3,326	$4,492
Less: Amounts representing interest	—	—
Present value of minimum payments	3,326	4,492
Less current portion	(2,665)	(2,018)
Long-term portion	$661	$2,474
The net book value of equipment under capital lease at December 31, 2006 and December 31, 2005 was $6.1 million and $5.3 million, respectively.
13. Stockholders’ Equity
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
Upon the completion of our offering on December 21, 2004, each independent director was granted 2,548 stock units, for a total of 7,644 stock units. These stock units, which equal $150,000 per director divided by the initial public offering price of $25.00 per share and on a pro rata basis relating to the period from the closing of the offering through the anticipated date of our first annual meeting of stockholders, vested on the day immediately preceding our annual meeting of the Company’s stockholders. The compensation expense related to this grant for 2004 (in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employers, as interpreted) did not have a significant effect on operations.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Stockholders’ Equity – (continued)
On May 24, 2005, the 7,644 outstanding restricted stock units became fully vested and were issued as trust stock to the independent directors. On the same date, each independent director was granted 5,291 stock units, for a total of 15,873 stock units. These stock units, which equal $150,000 per director divided by the average price for the ten business days preceding vesting of the 7,644 stock units, being $28.35 per share, became fully vested on May 25, 2006 and were issued as trust stock to the independent directors on June 2, 2006. On May 25, 2006, each independent director was granted 5,623 stock units, for a total of 16,869 stock units. These stock units, which equal $150,000 per director divided by the average price for the ten business days preceding vesting of the 15,873 stock units, being $26.68 per share, vest on the day immediately preceding our 2007 annual meeting of the Company’s stockholders.
14. Reportable Segments
The Company’s operations are classified into four reportable business segments: airport services business, airport parking business, district energy and the gas production and distribution business. The gas production and distribution business is a new segment starting in the second quarter of 2006, and the results included below are from the date of acquisition on June 7, 2006. All of the business segments are managed separately. During the prior year, the airport services business consisted of two reportable segments. These businesses are currently managed together. Therefore, they are now combined into a single reportable segment. Results for prior periods have been aggregated to reflect the new combined segment.
The Company completed its acquisition of a 50% interest in IMTT on May 1, 2006. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, IMTT does not meet the definition of a reportable segment because it is an equity-method investee of the Company.
The airport services business reportable segment principally derives income from fuel sales and from airport services. Airport services revenue includes fuel related services, de-icing, aircraft parking, airport management and other aviation services. All of the revenue of the airport services business is derived in the United States. The airport services business operated 41 FBOs and one heliport and managed six airports under management contracts as of December 31, 2006.
The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of fees from off-airport parking and ground transportation to and from the parking facilities and the airport terminals. At December 31, 2006, the airport parking business operated 30 off-airport parking facilities located at 20 major airports across the United States.
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
The revenue from the gas production and distribution business reportable segment is included in revenue from product sales and includes distribution and sales of SNG and LPG. Revenue is primarily a function of the volume of SNG and LPG consumed by customers and the price per thermal unit or gallon charged to customers. Because both SNG and LPG are derived from petroleum, revenue levels, without organic operating growth, will generally track global oil prices. TGC’s utility revenue includes fuel adjustment charges, or FACs, through which changes in fuel costs are passed through to customers.
Selected information by reportable segment is presented in the following tables. The tables do not include financial data for our equity and cost investments.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Reportable Segments – (continued)
Revenue from external customers for the Company’s segments for the year ended December 31, 2006 are as follows (in thousands):

	Airport Services	Airport Parking	District Energy	Gas Production and Distribution	Total

Revenue from Product Sales
Fuel sales	$225,570	$—	$—	$87,728	$313,298
	225,570	—	—	87,728	313,298
Service Revenue
Other services	87,306	—	3,163	—	90,469
Cooling capacity revenue	—	—	17,407	—	17,407
Cooling consumption revenue	—	—	17,897	—	17,897
Parking services	—	76,062	—	—	76,062
	87,306	76,062	38,467	—	201,835
Financing and Lease Income
Financing and equipment lease	—	—	5,118	—	5,118
	—	—	5,118	—	5,118

Total Revenue	$312,876	$76,062	$43,585	$87,728	$520,251
Financial data by reportable business segments are as follows (in thousands):

	Year Ended December 31, 2006				December 31, 2006
	Segment Profit(1)	Interest Expense	Depreciation/ Amortization(2)	Capital Expenditures	Property, Equipment, Land and Leasehold Improvements	Total Assets

Airport services	$166,493	$30,456	$25,282	$7,101	$149,623	$932,614
Airport parking	21,425	17,262	29,118	4,181	97,714	283,459
District energy	14,179	8,683	7,077	1,618	142,787	236,080
Gas production and distribution	18,810	5,426	3,735	5,509	132,635	308,500
Total	$220,907	$61,827	$65,212	$18,409	$522,759	$1,760,653
The above table does not include financial data for our equity and cost investments.
——————
(1)
Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation of $3.6 million and $5.7 million, respectively, are included in cost of sales.
(2)
Includes depreciation of property, plant and equipment and amortization of intangibles. Amounts also include depreciation charges for the airport parking and district energy businesses.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Reportable Segments – (continued)
Reconciliation of total reportable segment assets to consolidated total assets at December 31, 2006 (in thousands):

Total reportable segments	$1,760,653
Equity investments
Investment in IMTT	239,632
Corporate – Macquarie Infrastructure Company LLC and Macquarie Infrastructure Company Inc.	462,605
Less: Consolidation entries	(365,357)
Total consolidated assets	$2,097,533
Reconciliation of reportable segment profit to consolidated income before income taxes and minority interests for the year ended December 31, 2006 (in thousands):

Total reportable segments	$220,907
Selling, general and administrative	(120,252)
Fees to manager	(18,631)
Depreciation and amortization	(55,948)
26,076
Other income, net	7,398
Total consolidated income before income taxes and minority interests	$33,474
Revenue from external customers for the Company’s segments for the year ended December 31, 2005 is as follows (in thousands):

	Airport Services	Airport Parking	District Energy	Total

Revenue from Product Sales
Fuel sales	$142,785	$—	$—	$142,785
	142,785	—	—	142,785
Service Revenue
Other services	58,701	—	2,855	61,556
Capacity revenue	—	—	16,524	16,524
Consumption revenue	—	—	18,719	18,719
Parking services	—	59,856	—	59,856
	58,701	59,856	38,098	156,655
Financing and Lease Income
Financing and equipment lease	—	—	5,303	5,303
	—	—	5,303	5,303

Total Revenue	$201,486	$59,856	$43,401	$304,743

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Reportable Segments – (continued)
Financial data by reportable business segments are as follows (in thousands):

	From the date of acquisition to December 31, 2005				December 31, 2005
	Segment Profit(1)	Interest Expense	Depreciation/ Amortization(2)	Capital Expenditures	Property, Equipment, Land and Leasehold Improvements	Total Assets

Airport services	$109,100	$18,650	$15,652	$4,038	$92,906	$553,285
Airport parking	14,780	10,350	6,199	1,679	94,859	288,846
District energy	14,223	8,543	7,062	1,026	147,354	245,405

Total	$138,103	$37,543	$28,913	$6,743	$335,119	$1,087,536
The above table does not include financial data for our equity and cost investments.
——————
(1)
Segment profit includes revenue less cost of sales. For the airport parking and district energy businesses, depreciation of $2.4 million and $5.7 million, respectively, are included in cost of sales.
(2)
Includes depreciation of property, plant and equipment and amortization of intangibles. Amounts also include depreciation charges for the airport parking and district energy businesses.
Reconciliation of total reportable segment assets to consolidated total assets at December 31, 2005 (in thousands):

Total reportable segments	$1,087,536
Equity and cost investments:
Equity investment in toll road business	69,358
Investment in SEW	35,295
Investment in MCG	68,882
Corporate – Macquarie Infrastructure Company LLC and Macquarie Infrastructure Company Inc.	359,403
Less: Consolidation entries	(257,176)
Total consolidated assets	$1,363,298
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
15. Related Party Transactions
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

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Related Party Transactions – (continued)
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
In accordance with the Management Agreement, MIMUSA is entitled to a quarterly base management fee based primarily on the Trust’s market capitalization and a performance fee, as defined, based on the performance of the trust stock relative to a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to the Company’s equity investments. For the year ended December 31, 2006, base management fees of $14.5 million and performance fees of $4.1 million were payable to MIMUSA. Of this amount, $4.5 million is included as due to manager in the accompanying consolidated balance sheet at December 31, 2006. On June 27, 2006, the Company issued 145,547 shares of trust stock to MIMUSA as consideration for the $4.1 million performance fee. For the year ended December 31, 2005, base management fees of $9.3 million were payable to MIMUSA. Of this amount, $2.5 million is included as due to manager in the accompanying consolidated balance sheet at December 31, 2005, and was paid in 2006. There was no performance fee payable to MIMUSA for the year ended December 31, 2005. For the period ended December 31, 2004, base management fees of $271,000 and performance fees of $12.1 million were payable to MIMUSA. The base management fees were paid in 2005 and on April 19, 2005, the Company issued 433,001 shares of trust stock to MIMUSA as consideration for the $12.1 million performance fee due for the fiscal quarter ended December 31, 2004.
MIMUSA is not entitled to any other compensation and all costs incurred by MIMUSA including compensation of seconded staff, are paid out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, and acquisitions and dispositions and its compliance with applicable laws and regulations. During the year ended December 31, 2006, MIMUSA received a tax refund of $377,000 on the Company’s behalf and paid out of pocket expenses of $360,000 on the Company’s behalf. These net amount receivable from MIMUSA of $196,000 is included as a reduction in due to manager in the accompanying consolidated balance sheet at December 31, 2006. During the year ended December 31, 2005, MIMUSA charged the Company $402,000 for reimbursement of out-of-pocket expenses.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Related Party Transactions – (continued)
Advisory and Other Services from the Macquarie Group
The Macquarie Group, through the holding company, Macquarie Bank Limited, or MBL, and its wholly owned subsidiaries, Macquarie Securities (USA) Inc., or MSUSA, and Macquarie Securities (Australia) Limited, or MSAL, have provided various advisory and other services and have incurred expenses in connection with the Company’s acquisitions, dispositions and underlying debt associated with the businesses, comprising the following (in thousands):

Year Ended December 31, 2006
Acquisition of IMTT
– advisory services from MSUSA	$4,232
Acquisition of TGC
– advisory services from MSUSA	3,750
– debt arranging services from MSUSA	900
– out of pocket expense reimbursement to MSUSA	53
Acquisition of Trajen
– advisory services from MSUSA	5,260
– debt arranging services from MSUSA	900
Disposition of MCG
– broker services from MSAL	231
Disposition of SEW
– advisory services from MBL	933
Disposition of MYL
– advisory services from MBL (accrued in 2006 and paid in 2007)	867
Airport Parking Business Refinancing
– advisory services from MSUSA	1,463
MIC Inc. Acquisition Facility increase
– advisory services from MSUSA	575

Year Ended December 31, 2005
Acquisition of GAH
– advisory services from MSUSA	$1,070
– debt arranging services from MSUSA	160
– equity and debt underwriting services from MSUSA	913
– out of pocket expense reimbursement to MSUSA	16
Acquisition of EAR
– advisory services from MSUSA	1,000
– out of pocket expense reimbursement to MSUSA	9
Acquisition of SunPark
– advisory services from MSUSA	1,000
– out of pocket expense reimbursement to MSUSA	1
Airport Services Business Long–term Debt Refinancing
– advisory services from MSUSA	1,983
– out of pocket expense reimbursement to MSUSA	48
MIC Inc. Acquisition Facility
– advisory services from MSUSA	625

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Related Party Transactions – (continued)
The Company has entered an advisory agreement with MSUSA relating to the pending FBO acquisition. No fees have been paid as of December 31, 2006. The Company expects to pay approximately $1.3 million and $163,000 for advisory and debt arranging services, respectively, when the acquisition closes in 2007.
The Company was reimbursed by MSUSA for 50% of all due diligence costs incurred in relation to an acquisition that was not completed. The amount reimbursed for the year ended December 31, 2006 was $461,000. In addition, the Company reimbursed an affiliate of MBL $1,600 for out-of-pocket expenses incurred in relation to the same acquisition. This amount was accrued at December 31, 2006 and paid in January 2007.
The Company reimbursed €6,600 ($8,700), of which €3,100 ($4,100) was accrued at December 31, 2006, to affiliates of MBL for professional services and rent expense for premises used in Luxembourg by a wholly owned subsidiary of Macquarie Yorkshire LLC.
The Company and its airport services and airport parking businesses pay fees for employee consulting services to the Detroit and Canada Tunnel Corporation, which is owned by an entity managed by the Macquarie Group. Fees paid for the years ended December 31, 2006 and December 31, 2005 were $19,000 and $173,000, respectively.
During the year ended December 31, 2006, MBL charged the Company $53,000 for reimbursement of out-of-pocket expenses, in relation to work performed on various advisory roles for the Company.
Long-term Debt
MBL, along with other parties, has provided a loan to our airport services business. Amounts relating to the portion of the loan from MBL comprise the following (in thousands):

Year ended December 31, 2006
Portion of loan from MBL, as at December 31, 2006	$50,000
Interest expense on MBL portion of loan	3,164
Financing fee to MBL	307

Year ended December 31, 2005
Financing fee to MBL	$244
Interest expense on MBL portion of loan prior to refinancing in December 2005	2,230
Portion of loan from MBL from refinancing, as at December 31, 2005	60,000
Underwriting fee to MBL from refinancing	600
Interest expense on MBL portion of loan from refinancing	162

MIC Inc. has a $300.0 million revolving credit facility with financial institutions, including Macquarie Bank Limited. Amounts relating to this loan comprise the following (in thousands):

Year ended December 31, 2006
Portion of loan outstanding from MBL, as at December 31, 2006	$—
Maximum drawdown on the loan from MBL during 2006	100,000
Interest expense on MBL portion of loan	3,540
Fees paid to MBL for increase in facility	250

Year ended December 31, 2005
Portion of acquisition facility commitment provided by MBL	$100,000
Establishment fees paid to MBL	250

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Related Party Transactions – (continued)
Derivative Instruments and Hedging Activities
MBL is providing approximately one-third of the interest rate swaps for the airport services business’ long-term debt and made payments to the airport services business of $802,000 for the year ended December 31, 2006. In January 2007, the airport services business paid MBL $40,000 on an additional interest rate swap. MBL made payments to the airport services business of $35,000 for the period December 14, 2005 (the date of the airport services business’s debt re-financing) through December 31, 2005.
MBL is also providing a portion of the interest rate swaps for the gas production and distribution business’ long-term debt and made payments to the gas production and distribution business of $83,000 for the year ended December 31, 2006.
The Company, through its limited liability subsidiaries, entered into foreign-exchange related derivative instruments with Macquarie Bank Limited to manage its exchange rate exposure on its future cash flows from its non-U.S. investments, including cash flows from the dispositions of non-U.S. investments.
During the year ended December 31, 2006, SEW LLC paid £2.4 million and $124.1 million to MBL and received $4.4 million and £65.6 million which closed out four foreign currency forward contracts between the parties. As of December 31, 2006, SEW LLC had no remaining foreign currency forward contracts with MBL.
During the same period, MY LLC paid £26.1 million to MBL and received $49.2 million which closed out three foreign currency forward contracts between the parties. As of December 31, 2006, MY LLC had no remaining foreign currency forward contracts with MBL.
During the same period, CI LLC paid AUD $50.5 million to MBL and received USD $38.4 million which closed out two foreign currency forward contracts between the parties. As of December 31, 2006, CI LLC had no remaining forward currency contracts with MBL.
During the year ended December 31, 2005, SEW LLC paid £2.6 million to MBL and received $4.9 million which closed out two foreign currency forward contracts between the parties. As part of the settlement of these foreign currency forward contracts, MBL paid SEW LLC $192,000, which has been included in the accompanying consolidated statement of operations. As of December 31, 2005, SEW LLC had two other foreign currency forward contracts with MBL which settled in the year ending December 31, 2006.
During the same period, MY LLC paid £5.5 million to MBL and received $10.4 million which closed out three foreign currency forward contracts between the parties. As of December 31, 2005, MY LLC had two other foreign currency forward contracts with MBL which settled in the year ending December 31, 2006.
16. Income Taxes
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

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Income Taxes – (continued)
Components of MIC Inc.’s income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005

Current taxes:
Federal	$176	$—
State	1,663	2,080

Total current taxes	1,839	2,080
Deferred tax benefit:
Federal	(13,322)	(463)
State	(4,771)	(862)
Change in valuation allowance	(167)	(4,370)

Total tax expense (benefit)	$(16,421)	$(3,615)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and December 31, 2005 are presented below (in thousands):

	December 31, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$23,801	$15,115
Capital loss carryforwards	4,786	4,885
Lease transaction costs	1,966	2,131
Amortization of intangible assets	4,821	4,398
Deferred revenue	562	515
Accrued compensation	3,210	717
Accrued expenses	1,857	1,225
SFAS No. 143 retirement obligations	1,224	1,135
Other	1,319	1,569
Unrealized losses	1,456	—
Allowance for doubtful accounts	474	—
Total gross deferred tax assets	45,476	31,690
Less: Valuation allowance	(5,271)	(5,451)
Net deferred tax assets after valuation allowance	40,205	26,239
Deferred tax liabilities:
Intangible assets	(129,176)	(70,259)
Property and equipment	(61,915)	(59,133)
Partnership basis differences	(7,727)	(6,373)
Prepaid expenses	(1,479)	(693)
Other	(1,420)	(1,474)
Total deferred tax liabilities	(201,717)	(137,932)
Net deferred tax liability	(161,512)	(111,693)
Less: current deferred tax asset	2,411	2,101
Noncurrent deferred tax liability	$(163,923)	$(113,794)

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Income Taxes – (continued)
At December 31, 2006, MIC Inc. had net operating loss carryforwards for federal income tax purposes of approximately $58.0 million which is available to offset future taxable income, if any, through 2026. Approximately $9.0 million of these net operating losses will be limited, on an annual basis, due to the change of control of the respective subsidiaries in which such losses were incurred.
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
The Company has approximately $162.0 million in net deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment. For financial accounting purposes, we recorded the acquisitions of our consolidated businesses under the purchase method of accounting and accordingly recognized a significant increase to the value of the intangible assets and to property and equipment. For tax purposes, we assumed the existing tax basis of the acquired businesses. To reflect the increase in the financial accounting basis of the assets acquired over the carryover income tax basis, a deferred tax liability was recorded. The liability will reduce in future periods as these temporary differences reverse.
In 2006, management revised its estimate of the effective state tax rate applicable to deferred taxes, primarily resulting from a change in the Texas franchise tax law. This change resulted in a benefit of approximately $754,000.
Due to the utilization of certain state net operating loss carryforwards and a change in the state deferred income tax effective rate, management decreased its valuation allowance for state capital loss and operating loss carryforwards, by approximately $167,000.
A reconciliation of the reported income tax expense to the amount that would result by applying the U.S. federal tax rate to the reported net income (loss) is as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005

Tax expense at U.S. statutory rate	$11,724	$4,124
Effect of permanent differences and other	648	168
State income taxes, net of federal benefit	(2,020)	1,125
Tax effect of flow-through entities	(23,223)	(4,662)
Tax effect of IMTT basis difference and dividends received deduction	(3,383)	—
Change in valuation allowance	(167)	(4,370)
Total tax benefit	$(16,421)	$(3,615)
17. Leases
The Company leases land, buildings, office space and certain office equipment under noncancellable operating lease agreements that expire through April 2031.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Leases – (continued)
Future minimum rental commitments at December 31, 2006 are as follows (in thousands):

2007	$28,199
2008	28,063
2009	27,519
2010	25,656
2011	24,957
Thereafter	337,439
$471,833
Rent expense under all operating leases for the years ended December 31, 2006 and December 31, 2005 was $28.8 million and $22.5 million, respectively.
18. Employee Benefit Plans
The subsidiaries of MIC Inc. maintain defined contribution plans allowing eligible employees to contribute a percentage of their annual compensation up to an annual amount as set by the Internal Revenue Service. The employer contribution to these plans ranges from 0% to 6% of eligible compensation. For the years ended December 31, 2006 and 2005 and the period December 23, 2004 through December 31, 2004, contributions were approximately $382,000, $156,000 and $4,000, respectively.
The airport services business also sponsors a retiree medical and life insurance plan available to certain employees for Atlantic Aviation. Currently, the plan is funded as required to pay benefits, and at December 31, 2006, the plan had no assets. The Company accounts for postretirement healthcare and life insurance benefits in accordance with SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans. This Statement requires the accrual of the cost of providing postretirement benefits during the active service period of the employee. The projected benefit obligation at December 31, 2006, using an assumed discount rate of 5.7%, was approximately $679,000. There have been no changes in plan provisions during 2006. Estimated contributions by Atlantic Aviation in 2006 should approximate $158,000.
A schedule of the benefit obligation is as follows (in thousands):

Opening balance, December 31, 2005	$747,857
Service costs	—
Interest costs	37,395
Participant contributions	35,100
Actuarial gains/losses	64,231
Benefits paid	(206,065)

Ending balance, December 31, 2006	$678,518
Union Pension Plan
TGC has a Pension Plan for Classified Employees of GASCO, Inc. (the “Plan”) that accrues benefits pursuant to the terms of a collective bargaining agreement. The Plan is non-contributory and covers all bargaining unit employees who have met certain service and age requirements. The benefits are based on a flat rate per year of service and date of employment termination. TGC did not make any contributions to the Plan during 2006. Future contributions will be made to meet ERISA funding requirements. The Plan’s trustee, First Hawaiian Bank, handles the Plan’s assets and invests them in a diversified portfolio of equity and fixed-income securities. The projected benefit obligation for the Plan totaled $29.0 million at December 31, 2006.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Employee Benefit Plans – (continued)
Other Benefits Plan
TGC has a post-retirement plan. The GASCO, Inc. Hourly Postretirement Medical and Life Insurance Plan (“106 Plan”), which covers all bargaining unit participants who were employed by TGC on May 1, 1999, and who retire after the attainment of age 62 with 15 years of service. Under the provisions of the 106 Plan, TGC pays for medical premiums of the retirees and spouses up until age 65. After age 65, TGC pays for medical premiums up to a maximum of $150 per month. The retirees are also provided $1,000 of life insurance benefits.
Additional information about the fair value of the benefit plan assets, the components of net periodic cost, and the projected benefit obligation as of December 31, 2006 and for the period from June 7, 2006 to December 31, 2006 is as follows (in thousands):

	Pension Benefits	Other Benefits
Change in benefit obligation:
Benefit obligation – beginning of period	$27,747	$1,495
Service cost	345	19
Interest cost	955	51
Plan amendments	—	—
Participant contributions	—	12
Actuarial losses	739	14
Benefits paid	(763)	(39)
Benefit obligation – end of year	$29,023	$1,552
	Pension Benefits	Other Benefits
Change in plan assets
Fair value of plan assets – beginning of period	$22,790	$—
Actual return on plan assets	2,347	—
Employer/participant contributions	—	39
Expenses paid	(62)	—
Benefits paid	(763)	(39)
Fair value of plan assets – end of year	$24,312	$—
On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No.158. SFAS No. 158 required the Company to recognize the funded status (the difference between the fair value of plan assets and the projected benefit obligations) of its benefit plans in the accompanying consolidated balance sheet as at December 31, 2006 with a corresponding adjustment to accumulated other comprehensive income, net of tax.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Employee Benefit Plans – (continued)
The net adjustment to accumulated other comprehensive income at adoption of approximately $500,000 ($300,000 net of tax) represents the net unrecognized actuarial losses. These effects are relatively small because the Company recorded the net pension obligation at fair value upon its purchase of the business. The effects of adopting the provisions of SFAS No. 158 in the accompanying consolidated balance sheet as of December 31, 2006, are presented in the following table (in thousands):

	Pension Benefits	Other Benefits
Funded status:
Funded status at end of year	$(4,710)	$(1,552)
Employer contributions between measurement date and year end	—	—
Net amount recognized in balance sheet (after SFAS No. 158)	$(4,710)	$(1,552)

Amounts recognized in balance sheet consists of:
Non-current assets	$—	$—
Current liabilities	—	(99)
Non-current liabilities	(4,710)	(1,453)
Net amount recognized in balance sheet (after SFAS No. 158)	$(4,710)	$(1,552)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation asset (obligation)	$—	$—
Prior service credit (cost)	—	—
Accumulated gain (loss)	518	(14)
Accumulated other comprehensive income	518	(14)
Cumulative employer contributions in excess of net periodic benefit cost	(5,228)	(1,538)
Net amount recognized in balance sheet (after SFAS No. 158)	$(4,710)	$(1,552)

Change in accumulated other comprehensive income due to application of SFAS No. 158:
Additional minimum liability (before SFAS No. 158)	—	—
Intangible asset (before SFAS No. 158)	—	—
Accumulated other comprehensive income (before SFAS No. 158)	—	—
Net increase (decrease) in accumulated other comprehensive income due to SFAS No. 158	$518	$(14)
Estimated amounts that will be amortized from accumulated other comprehensive income over the next year:
Amortization of transition obligation (asset)	—	—
Amortization of prior service cost (credit)	—	—
Amortization of net (gain) loss	—	—

Weighted average assumptions:
Discount rate	6.00%	6.00%
Expected return on plan assets	8.25%	—
Rate of compensation increases	—	—

Assumed healthcare cost trend rates:
Initial health care cost trend rate	—	9.50%
Ultimate rate	—	5.00%
Year ultimate rate is reached	—	2015

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Employee Benefit Plans – (continued)
The components of net periodic benefit cost for the plans is shown below (in thousands):

	Pension Benefits	Other Benefits
Components of net periodic benefit cost:
Service cost	$345	$19
Interest cost	955	51
Expected return on plan assets	(1,029)	—
Net periodic benefit cost	$271	$70
TGC has instructed the trustee to maintain the allocation of the Plan’s assets between equity securities and fixed income (debt) securities within the pre-approved parameters set by the management of TGC (65% equity securities and 35% fixed income securities). The pension plan weighted average asset allocation at December 31, 2006 was:

Equity instruments	66%
Fixed income securities	34%

Total	100%
The expected return on plan assets of 8.25% was estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolio.
The discount rate of 6% was based on high quality corporate bond rates that approximate the expected settlement of obligations.
The estimated future benefit payments for the next ten years are as follows (in thousands):

	Pension Benefits	Other Benefits

2007	$1,705	$100
2008	1,782	103
2009	1,895	94
2010	1,991	95
2011	2,105	129
2012-2016	11,487	703
401(k) Savings Plan
TGC sponsors an employee retirement savings plan under section 401(k) of the Internal Revenue Code. All full-time non-union employees are eligible to participate in the plan. The plan allows eligible employees to contribute up to 50% of their pre-tax compensation, subject to the limit prescribed by the Internal Revenue Code, which is generally $15,000 for 2006. Under the plan, TGC matches 100% of each employee’s contribution up to a maximum of 3% of base pay. TGC also contributes, without matching, up to 3% of base pay to the plan. TGC incurred approximately $300,000 of charges associated with its employer contributions to the plan for the period from June 7, 2006 to December 31, 2006.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
19. Legal Proceedings and Contingencies
The subsidiaries of MIC Inc. are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions, and does not believe the outcome of any pending legal proceedings will be material to the company’s financial position or results of operations.
There are no material legal proceedings pending other than ordinary routine litigation incidental to our businesses. During 2006, we sold our interests in South East Water and our toll road business.
During 2006, IMTT incurred a fine of $110,000 resulting from self reported air permit violations at its Bayonne terminal. We believe that IMTT is, and at all times seek to remain, substantially in compliance with the many environmental laws and regulations to which it is subject. However changing regulations combined with increasingly stringent and complex monitoring and reporting requirements particularly with respect to emissions on occasions does result in incidences of unintended non-compliance (as occurred at the Bayonne terminal).
20. Dividends
Our Board of Directors have declared the following dividends during 2005 and 2006:

Date Declared	Quarter Ended	Holders of Record Date	Payment Date	Dividend Per Share

May 14, 2005	December 31, 2004	June 2, 2005	June 7, 2005	$0.0877
May 14, 2005	March 31, 2005	June 2, 2005	June 7, 2005	0.50
August 8, 2005	June 30, 2005	September 6, 2005	September 9, 2005	0.50
November 7, 2005	September 30, 2005	December 6, 2005	December 9, 2005	0.50
March 14, 2006	December 31, 2005	April 5, 2006	April 10, 2006	0.50
May 4, 2006	March 31, 2006	June 5, 2006	June 9, 2006	0.50
August 7, 2006	June 30, 2006	September 6, 2006	September 11, 2006	0.525
November 8, 2006	September 30, 2006	December 5, 2006	December 8, 2006	0.55
The distributions declared have been recorded as a reduction to trust stock in the stockholders’ equity section, or accumulated gain (deficit), of the accompanying consolidated balance sheets at December 31, 2006 and 2005.
21. Subsequent Events
On February 27, 2007, our Board of Directors declared a dividend of $0.57 per share for the quarter ended December 31, 2006, payable on April 9, 2007 to holders of record on April 4, 2007.
22. Quarterly Data (Unaudited)
The data shown below includes all adjustments which the Company considers necessary for a fair presentation of such amounts.
The 2006 and 2005 columns consist of the operations of the Company for the years ended December 31, 2006 and 2005, respectively.

MACQUARIE INFRASTRUCTURE COMPANY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
22. Quarterly Data (Unaudited) – (continued)
Although the Company’s inception was April 13, 2004, the operations from this date through December 31, 2004 have been presented in the December 31 category for 2004. The Company acquired its initial businesses and investments on December 22 and 23, 2004 and since the Company had no significant operations prior to this, presentation by quarter for 2004 would not be meaningful.

	Operating Revenue			Operating Income (Loss)			Net Income (Loss)
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	($ in thousands)
Quarter ended:
March 31	$86,194	$65,735	$—	$4,309	$5,867	$—	$7,561	$4,238	$—
June 30	105,933	72,519	—	13,578	7,513	—	9,437	3,349	—
September 30	163,260	79,935	—	13,808	6,451	—	(10,018)	2,575	—
December 31	164,644	86,554	5,064	(5,619)	5,520	(18,250)	42,938	5,034	(17,588)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
North America Capital Holding Company:
We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows of North America Capital Holding Company (the Company), (Successor to Executive Air Support, Inc., or EAS), a Delaware corporation, and subsidiaries for the periods January 1, 2004 through July 29, 2004 and July 30, 2004 through December 22, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of North America Capital Holding Company and subsidiaries for the periods January 1, 2004 through July 29, 2004 and July 30, 2004 through December 22, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Dallas, Texas
March 22, 2005

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	North America Capital Holding Company	Executive Air Support, Inc.
	July 30, 2004 to December 22, 2004	January 1, 2004 to July 29, 2004
	($ in thousands)
Fuel revenue	$29,465	$41,146
Service revenue	9,839	14,616
Total revenue	39,304	55,762
Cost of revenue – fuel	16,599	21,068
Cost of revenue – service	849	1,428
Gross profit	21,856	33,266
Selling, general, and administrative expenses	13,942	22,378
Depreciation	1,287	1,377
Amortization	2,329	849
Operating profit	4,298	8,662
Other income (expense):
Other expense	(39)	(5,135)
Finance fees	(6,650)	—
Interest expense	(2,907)	(4,655)
Interest income	28	17
Loss from continuing operations before income taxes	(5,270)	(1,111)
Income taxes	286	(597)
Loss from continuing operations	(5,556)	(514)
Discontinued operations:
Net income from operations of discontinued operations (net of applicable tax provision (benefit) of $80 and ($194), respectively)	116	159
Net loss	$(5,440)	$(355)
Net loss applicable to common stockholders:
Net loss	$(5,440)	$(355)
Less preferred stock dividends	—	3,102
Net loss applicable to common stockholders	$(5,440)	$(3,457)

See accompanying notes to consolidated financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

	Shares	Par Value	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	($ in thousands)
Executive Air Support, Inc.
Balance, December 31, 2003	1,895,684	19	195	(3,787)	(685)	(4,258)
Net loss, period January 1, 2004, through July 29, 2004	—	—	—	(355)	—	(355)
Interest rate swap agreement, net of tax provision of $189	—	—	—	—	283	283
Reclassification adjustment for realized loss on interest rate swap included in net loss, net of tax benefit of $268	—	—	—	—	402	402
Comprehensive income						330
Tax benefit from exercise of stock options	—	—	1,781	—	—	1,781
Elimination of stockholders’ equity (deficit) balances upon acquisition of Executive Air Support, Inc. by North America Capital Holding Company	(1,895,684)	(19)	(1,976)	4,142	—	2,147
Adjusted balance, July 29, 2004	—	$—	$—	$—	$—	$—
North America Capital Holding Company
Issuance of common stock	544,273	$5	$108,830	$—	$—	$108,835
Net loss, period July 30, 2004 through December 22, 2004	—	—	—	(5,440)	—	(5,440)
Interest rate swap agreement, net of tax provision of $28	—	—	—	—	41	41
Comprehensive loss						(5,399)
Balance, December 22, 2004	544,273	$5	$108,830	$(5,440)	$41	$103,436

See accompanying notes to consolidated financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	North America Capital Holding Company	Executive Air Support, Inc.
	July 30, 2004 to December 22, 2004	January 1, 2004 to July 29, 2004
	($ in thousands)
Cash flows from operating activities:
Net loss	$(5,440)	(355)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Fair value adjustment for outstanding warrant liability	—	5,280
Depreciation and amortization	3,616	2,226
Noncash interest expense and other	(240)	2,760
Deferred income taxes	(954)	(953)
Changes in assets and liabilities, net of acquisition:
Accounts receivable	(304)	(127)
Inventories	(447)	3
Prepaid expenses and other	(659)	1,049
Liabilities from discontinued operations	(177)	(131)
Accounts payable	1,575	572
Accrued payroll, payroll related, environmental, interest, & other	1,007	191
Customer deposits and deferred hangar rent	20	24
Receivable from related party	301	(734)
Income taxes	1,125	(2,048)
Net cash (used in) provided by operating activities	(577)	7,757
Cash flows from investing activities:
Purchase of Executive Air Support, net of cash acquired	(218,544)	—
Funds received on July 29, 2004 for option and warrant payments made on July 30, 2004	(6,015)	6,015
Capital expenditures	(3,198)	(3,049)
Collections on note receivable from sale of division	47	45
Other	(435)	—
Net cash (used in) provided by investing activities	(228,145)	3,011
Cash flows from financing activities:
Proceeds from issuance of common stock	108,835	—
Proceeds from issuance of redeemable preferred stock	1,023	—
Proceeds from debt	130,000	—
Deferred financing costs	(4,014)	—
Restricted cash	(3,856)	—
Repayment of short-term note	—	(2,354)
Payments on capital lease obligations	(145)	(325)
Payments under revolving credit agreement	—	(1,000)
Repayment on subordinated debt	—	(17,850)
Repayments of borrowings under bank term loans	—	(17,753)
Purchase of common stock warrants	—	(7,525)
Termination of interest rate swap	—	(670)
Deemed capital contribution from parent company for debt and warrant payments	—	41,736
Net cash provided by (used in) financing activities	231,843	(5,741)
Net change in cash and cash equivalents	3,121	5,027
Cash and cash equivalents at beginning of period	—	2,438
Cash and cash equivalents at end of period	$3,121	7,465
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,447	$2,550
Income taxes	$134	$2,601

See accompanying notes to consolidated financial statements.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 22, 2004
(1) Basis of Presentation
The consolidated financial statements of North America Capital Holding Company, or the Company or NACH, for the period from January 1, 2004 to July 29, 2004 represent the results of operations of Executive Air Support, Inc., or EAS, as the predecessor company. The consolidated financial statements for the period from July 30, 2004 through December 22, 2004 reflect the acquisition of EAS and subsequent acquisition of the Company by Macquarie Infrastructure Company Inc., or MIC, as described in Note 4. The acquisition has been accounted for using the purchase method of accounting as prescribed in SFAS No. 141, Business Combinations,  or SFAS No. 141. In accordance with SFAS No. 141, the purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. Fair values were determined principally by independent third-party appraisals and supported by internal studies. See Note 4 for details of the purchase price allocation.
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
On October 12, 2004, MIC, a wholly owned indirect subsidiary of Macquarie Infrastructure Company Trust, entered into a second amended and restated stock purchase agreement with Macquarie Investment Holdings Inc., a wholly owned indirect subsidiary of Macquarie Bank Limited, to acquire 100% of the ordinary shares in NACH. The closing date for the acquisition was December 22, 2004 and resulted in a purchase price of $118.2 million. Senior debt of $130 million, with recourse only to the Company and its subsidiaries that the Company incurred to partially finance the acquisition of EAS remained in place after the acquisition of the Company.
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
The stock purchase agreement relating to EAS includes an indemnity from the selling shareholders for breaches of representations and warranties that is limited to $20 million, except for breaches of representations and warranties regarding title, capitalization, taxes and any claims based on fraud, willful misconduct or intentional misrepresentation, for which the maximum amount payable in respect thereof is an amount equal to the purchase price.
(3) Summary of Significant Accounting Policies
(a) Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions are eliminated in consolidation.

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 22, 2004
(3) Summary of Significant Accounting Policies – (continued)
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

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 22, 2004 and December 31, 2003
(3) Summary of Significant Accounting Policies – (continued)
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
(4) Business Combination – (continued)
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
(5) Income Taxes
The income tax provision (benefit) consisted of the following for the period from January 1, 2004 through July 29, 2004 and the period from July 30, 2004 through December 22, 2004 (including stub periods) (in thousands):

	North America Capital Holding Company	Executive Air Support, Inc.
	July 30, 2004 to December 22, 2004	January 1, 2004 to July 29, 2004
Continuing operations:
Federal – current	$966	$(10)
Federal – deferred	(672)	(281)
State – current	274	366
State – deferred	(282)	(672)
	286	(597)
Discontinued operations	80	(194)
Total provision (benefit) for income taxes	$366	$(791)

NORTH AMERICA CAPITAL HOLDING COMPANY
(Successor to Executive Air Support, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 22, 2004
(5) Income Taxes – (continued)
The difference between the actual provision (benefit) for income taxes from continuing operations and the “expected” provision for income taxes computed by applying the U.S. federal corporate tax rate to income from continuing operations before taxes is attributable to the following (in thousands):

	North America Capital Holding Company	Executive Air Support, Inc.
	July 30, 2004 to December 22, 2004	January 1, 2004 to July29, 2004

Provision (benefit) for federal income taxes at statutory rate	$(1,844)	$(378)
State income taxes, net of federal tax benefit	(6)	(675)
Nondeductible transaction costs	1,805	87
Nondeductible warrant liability	—	1,795
Resolution of tax contingency	—	(915)
Other	331	(511)
Provision (benefit) for income taxes for continuing operations	$286	$(597)
(6) Employee Benefit Plans
The Company’s union employees located at Philadelphia International and Teterboro Airports are covered by the International Association of Machinists National Pension Fund. Contributions payable to the Plan for the period January 1, 2004 through December 22, 2004 was approximately $239,000.
The Company also sponsors a retiree medical and life insurance plan available to certain employees for Atlantic Aviation. Currently, the Plan is funded as required to pay benefits, and at December 22, 2004, the Plan had no assets. The Company accounts for postretirement healthcare and life insurance benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement requires the accrual of the cost of providing postretirement benefits during the active service period of the employee. The accumulated benefit obligation at December 22, 2004, using an assumed discount rate of 5.75% and 6%, was approximately $0.7 million, and the net periodic postretirement benefit costs during 2004 were approximately $82,000, using an assumed discount rate of 6%. The post retirement benefit cost was determined using January 1, 2004 data. There have been no changes in plan provisions during 2004. For measurement purposes, a 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 and assumed to decrease gradually to 5% by 2013 and remain at that level thereafter. A one-percentage-point increase (decrease) in the assumed healthcare cost trend rate would have increased (reduced) the postretirement benefit obligation by approximately $17,000 and ($16,000), respectively. Estimated contributions by the Company in 2005 are approximately $155,000.
The Company has a Savings and Investment Plan (the Plan) that qualifies under Section 401(k) of the Internal Revenue Code. Substantially, all full-time, nonunion employees and, pursuant to union contracts, many union employees are eligible to participate by electing to contribute 1% to 6% of gross pay to the Plan. Under the Plan, the Company is required to make contributions equal to 50% of employee contributions, up to a maximum of 6% of eligible employee compensation. Employees may elect to contribute to the Plan an additional 1% to 9% of gross pay that is not subject to match by the Company. Company matching contributions totaled approximately $74,000 and $52,000 during the periods January 1, 2004 through July 29, 2004 and July 30, 2004 through December 22, 2004, respectively. The Company may make discretionary contributions to the Plan; however, there were no discretionary contributions made during the periods January 1, 2004 through July 29, 2004, and July 30, 2004 through December 22, 2004.

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
Rent expense charged to operations for the periods January 1, 2004 through July 29, 2004 and July 30, 2004 through December 22, 2004 was approximately $3.5 million and $2.5 million, respectively.
The Company has entered into employment agreements with certain executives. The terms of the agreements provide for compensation levels and termination provisions.
(b) Environmental Matters
Laws and regulations relating to environmental matters may affect the operations of the Company. The Company believes that its policies and procedures with regard to environmental matters are adequate to prevent unreasonable risk of environmental damage and related financial liability. Some risk of environmental and other damage is, however, inherent in particular operations of the Company. The Company maintains adequate levels of insurance coverage with respect to environmental matters. As of December 22, 2004 management does not believe that environmental matters will have a significant effect on the Company’s operations.
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
December 22, 2004
(8) Related-Party Transactions – (continued)
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
(9) Stock Options
In 2000, EAS adopted a stock option plan whereby EAS would grant incentive stock options or nonqualified stock options to employees to purchase EAS common stock, hereinafter referred to as the “Plan”. The incentive stock options or nonqualified options were to be granted at no less than the fair market value of the shares at the date of grant. Under the Plan, stock options would expire ten years after issuance and generally would vest ratably over five years. The stock options were fully vested and were sold by the option holders upon the acquisition of EAS by the Company on July 29, 2004. Activity under the Plan for the period ended December 22, 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding, December 31, 2003	1,398,848	$3.62
Granted at fair value	—	—
Forfeited	—	—
Exercised	1,398,848	3.62
Outstanding, July 29, 2004	—	—
Granted at fair value	—	—
Forfeited	—	—
Exercised	—	—
Outstanding, December 22, 2004	—	$—
(10) Sale of Flight Services
During 2002, EAS committed to a plan to sell its Flight Services division. On February 28, 2003 EAS entered into an agreement to sell the division. Based on estimated net proceeds from the sale of $1 million, EAS recorded a loss on disposal of approximately $11.5 million, which included an impairment of goodwill and intangible assets of approximately $11.2 million. The income from operations of $275,000 and $Nil for the periods January 1, 2004 through July 29, 2004 and July 30, 2004 through December 22, 2004, respectively, have been reflected as discontinued operations in the accompanying consolidated statements of operations. There were no revenues recognized for the Flight Services division for the periods January 1, 2004 through July 29, 2004 and July 30, 2004 through December 22, 2004.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
	(in thousands)
Allowance for Doubtful Accounts
For the Period April 13, 2004 (inception) to December 31, 2004:	$—	$26	$1,333	$—	$1,359
For the Year Ended December 31, 2005:	$1,359	$4	$—	$(524)	$839
For the Year Ended December 31, 2006:	$839	$635	$64	$(103)	$1,435

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
(a) Management’s Evaluation of Disclosure Controls and Procedures
We evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, and have concluded that our disclosure controls and procedures were effective as of December 31, 2006.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management used the framework set forth in the report entitled “Internal Control-Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as “COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. As permitted under the guidance of the SEC released October 16, 2004, in Question 3 of its “Frequently Asked Questions” regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the scope of management’s evaluation excluded the business acquired through the purchase of Macquarie HGC Investment LLC, acquisition date June 7, 2006, and the purchase of Trajen Holdings, Inc., acquisition date July 11, 2006. Accordingly, management’s assessment of the Company’s internal control over financial reporting does not include internal control over financial reporting of Macquarie HGC Investment LLC and Trajen Holdings, Inc. The assets of Macquarie HGC Investment LLC represent 15% of the Company’s total assets at December 31, 2006 and generated 17% of the Company’s total revenue during the year ended December 31, 2006. The assets of Trajen Holdings, Inc. represent 20% of the Company’s total assets at December 31, 2006 and generated 13% of the Company’s total revenue during the year ended December 31, 2006.
As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, an independent registered public accounting firm that audited the financial statements included in this report, has issued an audit report on management’s assessment of our internal control over financial reporting.
(c) Changes in internal controls over financial reporting
As previously disclosed, during the fourth quarter of 2006 we restated our unaudited financial statements for the quarters ended March 31, 2006 and June 30, 2006 as well as certain other unaudited 2005 financial data due to a deficiency in our processes and procedures related to the accounting treatment for derivative instruments. As a result of such financial statement restatement, we identified a material weakness in internal control over financial reporting as of December 31, 2005, March 31, 2006 and June 30, 2006. In the fourth quarter of 2006, we decided to discontinue the use of hedge accounting through the remainder of 2006. There was no other change in our internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In January 2007, we began applying hedge accounting for derivative instruments. This resulted in the installation and testing of the following procedures and training:
•
We continue to provide appropriate training to our accounting staff regarding hedge accounting for derivative instruments.
•
We have updated our policies and procedures to ensure that, with regard to hedge accounting for derivative instruments:
•
Our procedures require the completion and senior review of a detailed report listing the specific criteria supporting the determination that hedge accounting is appropriate at the inception or acquisition of a derivative instrument and an analysis of any required tests of hedge effectiveness.
•
Our procedures require the completion and senior review of a detailed report stating how we test for effectiveness and measure ineffectiveness on a quarterly basis for each derivative instrument.
•
Our procedures require the completion and senior review of a detailed quarterly report reassessing the initial determination for each derivative instrument and, where applicable, retesting for effectiveness and measuring ineffectiveness.
•
We require that our policies and procedures for accounting for derivative instruments be reviewed periodically by an external consultant to address any changes in law, interpretations, or guidance relating to hedge accounting.
•
An external consultant with hedge accounting expertise may review specific transactions from time to time to provide guidance on our accounting for derivatives instruments with regard to market practice.
•
We installed and utilize hedge accounting software to assist management in maintaining sufficient documentation, perform required effectiveness testing and calculating amounts to record.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Macquarie Infrastructure Company LLC
Stockholders of Macquarie Infrastructure Company Trust:
We have audited management’s assessment, included in Item 9A.(b) titled Management’s report on internal control over financial reporting, that Macquarie Infrastructure Company Trust maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Macquarie Infrastructure Company Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
Macquarie Infrastructure Company Trust, through a wholly owned subsidiary, acquired K-1 HGC Investment, L.L.C. (subsequently renamed Macquarie HGC Investment LLC), which owns HGC Holdings LLC, or HGC, and The Gas Company, LLC, collectively referred to as TGC on June 7, 2006. Additionally, Macquarie Infrastructure Company Trust, through wholly owned subsidiaries, acquired Trajen Holdings, Inc., or Trajen, on July 11, 2006. Management excluded from its assessment of the effectiveness of Macquarie Infrastructure Company Trust’s internal control over financial reporting as of December 31, 2006 both TGC and Trajen’s internal controls over financial reporting. The TGC assets represent 15% of the Company’s total assets at December 31, 2006, and generated 17% of the Company’s total revenues during the year ended December 31, 2006. The Trajen assets represent 20% of the Company’s total assets at December 31, 2006, and generated 13% of the Company’s total revenues during the year ended December 31, 2006. Our audit of internal control over financial reporting of Macquarie Infrastructure Company Trust also excluded an evaluation of the internal control over financial reporting of both TGC and Trajen.
In our opinion, management’s assessment that Macquarie Infrastructure Company Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Macquarie Infrastructure Company Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Macquarie Infrastructure Company Trust and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows and the related financial statement schedule for the years ended December 31, 2006 and 2005 and the period April 13, 2004 (inception) to December 31, 2004, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
KPMG LLP
Dallas, Texas
February 28, 2007

Item 9B. Other Information
On January 23, 2007, we entered into a letter agreement amending the existing shareholders’ agreement between our wholly-owned subsidiary Macquarie Terminal Holdings LLC, IMTT and the other shareholders of IMTT. The amendment provides for the following:
•
an extension of the date through which IMTT is required to pay fixed dividends of $14 million per quarter ($7 million to us) from December 31, 2007 to December 31, 2008. The obligation remains subject to the terms of financing agreements, applicable law and maintenance of sufficient reserves or available credit facilities to meet the normal requirements of the business and to fund approved capital expenditures;
•
a deferral of the requirement that IMTT maintain its net debt to EBITDA ratio at a minimum of 3.75 times from the third quarter of 2006 to the first quarter of 2009; and
•
A deferral of the right of the board of IMTT to reduce dividends paid by IMTT in the event that IMTT’s net debt to EBITDA ratio exceeds 4.25 times from the first quarter of 2008 to the first quarter of 2009.
The amendment was executed to provide for stability of distributions from IMTT while it is undertaking its extensive capital expenditure program which is expected to expand beyond the committed projects discussed in this Form 10-K. The amendment is filed herewith as exhibit 10.10.

PART III
Item 10. Directors and Executive Officers of the Registrants
The company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2006. The information required by this item is incorporated herein by reference to the proxy statement.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2007.

Macquarie Infrastructure Company Trust (Registrant)

By:	/s/ Peter Stokes
Regular Trustee

Macquarie Infrastructure Company LLC (Registrant)

By:	/s/ Peter Stokes
Chief Executive Officer

We, the undersigned directors and executive officers of Macquarie Infrastructure Company LLC, hereby severally constitute Peter Stokes and Francis T. Joyce, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Company LLC and in the capacities indicated on the 1st day of March 2007.

Signature	Title

/s/ Peter Stokes	Chief Executive Officer (Principal Executive Officer)
Peter Stokes

/s/ Francis T. Joyce	Chief Financial Officer (Principal Financial Officer)
Francis T. Joyce

/s/ Todd Weintraub	Principal Accounting Officer
Todd Weintraub

/s/ John Roberts	Chairman of the Board of Directors
John Roberts

/s/ Norman H. Brown, Jr.	Director
Norman H. Brown, Jr.

/s/ George W. Carmany III	Director
George W. Carmany III

/s/ William H. Webb	Director
William H. Webb

Exhibit Index

Exhibit Number	Description

2.1
Purchase and Sale Agreement dated April 18, 2006 by and among Trajen Holdings, Inc., the stockholders thereof and Macquarie FBO Holdings, LLC. (incorporated by reference to Exhibit 2.1 to the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the SEC on May 10, 2006 (the “March 2006 Quarterly Report”)

2.2
Stock Subscription Agreement dated April 14, 2006 between Macquarie Terminal Holdings LLC, IMTT Holdings Inc. and the Current Owners (incorporated by reference to Exhibit 2.1 of the Registrants’ Current Report on Form 8-K, filed with the SEC on April 17, 2006)

2.3	Irrevocable Undertaking and Drag Along Request (incorporated by reference to Exhibit 2.1 of the Registrants’ Current Report on Form 8-K filed with the SEC on October 2, 2006)

2.4*	Sale and Purchase Agreement dated December 21, 2006 among Macquarie Yorkshire LLC, MIC European Financing SarL, Macquarie Infrastructure Company LLC and Balfour Beatty PLC, and related Tax Deed

2.5*
Business Purchase Agreement (Santa Monica), dated as of December 21, 2006, among David G, Price, individually and as trustee for the David G. Price 2006 Family Trust dated January 13, Dallas P. Price-Van Breda, individually and as trustee for the Dallas Price-Van Breda 2006 Family Trust dated May 3, 2006, Supermarine Aviation, Limited and Macquarie FBO Holdings LLC

2.6*	Membership Interest Purchase Agreement (Stewart), dated as of December 21, 2006, between David G. Price and Macquarie FBO Holdings LLC

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

3.3
Amended and Restated Certificate of Trust of Macquarie Infrastructure Assets Trust (incorporated by reference to Exhibit 3.7 of Amendment No. 2 to the Registrants’ Registration Statement on Form S-1 (Registration No. 333-116244) (“Amendment No. 2”)

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

10.1
Management Services Agreement among Macquarie Infrastructure Company LLC, certain of its subsidiaries named therein and Macquarie Infrastructure Management (USA) Inc. dated as of December 21, 2004 (incorporated by reference to Exhibit 99.1 of the Registrants’ Current Report on Form 8-K, filed with the SEC on December 27, 2004)

Exhibit Number	Description

10.2
Amendment No. 1 to the Management Services Agreement dated as of August 8, 2006, among Macquarie Infrastructure Management (USA) Inc., Macquarie Infrastructure Company LLC and certain of its subsidiaries named therein (incorporated by reference to Exhibit 10.6 of the Registrants’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 9, 2006 (the “June 2006 Quarterly Report”))

10.3
Registration Rights Agreement among Macquarie Infrastructure Company Trust, Macquarie Infrastructure Company LLC and Macquarie Infrastructure Management (USA) Inc. dated as of December 21, 2004 (incorporated by reference to Exhibit 99.4 of the Registrants’ Current Report on Form 8-K, filed with the SEC on December 27, 2004)

10.4
Loan Agreement dated as of September 1, 2006 between Parking Company of America Airports, LLC, Parking Company of America Airports Phoenix, LLC, PCAA SP, LLC and PCA Airports, Ltd., as borrowers, and Capmark Finance Inc., as lender (incorporated by reference to Exhibit 10.1 of the Registrants’ Current Report on Form 8-K filed with the SEC on September 7, 2006)

10.5
District Cooling System Use Agreement dated as of October 1, 1994 between the City of Chicago, Illinois and MDE Thermal Technologies, Inc., as amended on June 1, 1995, July 15, 1995, February 1, 1996, April 1, 1996, October 1, 1996, November 7, 1996, January 15, 1997, May 1, 1997, August 1, 1997, October 1, 1997, March 12, 1998, June 1, 1998, October 8, 1998, April 21, 1999, March 1, 2000, March 15, 2000, June 1, 2000, August 1, 2001, November 1, 2001, June 1, 2002, and June 30, 2004 (incorporated by reference to Exhibit 10.25 of Amendment No. 2)

10.6
Twenty-Third Amendment to the District Cooling System Use Agreement dated as of November 1, 2005 by and between the City of Chicago and Thermal Chicago Corporation (incorporated by reference to Exhibit 10.5 of the June 2006 Quarterly Report)

10.7
Note Purchase Agreement dated as of September 27, 2004 among Macquarie District Energy, Inc., John Hancock Life Insurance Company, John Hancock Variable Life Insurance Company, The Manufacturers Life Insurance Company (U.S.A.), Allstate Life Insurance Company and Allstate Insurance Company (incorporated by reference to Exhibit 10.26 of Amendment No. 2)

10.8	Macquarie Infrastructure Company LLC – Independent Directors Equity Plan (incorporated by reference to Exhibit 10.25 of the 2004 Annual Report)

10.9
Shareholder’s Agreement dated April 14, 2006 between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein (incorporated by reference to Exhibit 10.1 of the Registrants’ Current Report on Form 8-K, filed with the SEC on April 17, 2006).

10.10*	Letter Agreement dated January 23, 2007 between Macquarie Terminal Holdings LLC, IMTT Holdings Inc., the Current Shareholders and the Current Beneficial Owners named therein.

10.11
Amended and Restated Credit Agreement dated as of May 9, 2006 among Macquarie Infrastructure Company Inc., Macquarie Infrastructure Company LLC, the Lenders and Issuers party thereto and Citicorp North America, Inc., as Administrative Agent (incorporated by reference to exhibit 10.2 to the March 2006 Quarterly Report).

10.12
Amended and Restated Loan Agreement, dated as of June 28, 2006, among North America Capital Holding Company, as Borrower, the Lenders defined therein and Mizuho Corporate Bank, Ltd. (incorporated by reference to Exhibit 10.1 of the June 2006 Quarterly Report)

Exhibit Number	Description

10.13
Amended and Restated Loan Agreement dated as of June 7, 2006, among HGC Holdings LLC, Macquarie Gas Holdings LLC, the Lenders named herein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 12, 2006)

10.14
Amended and Restated Loan Agreement, dated as of June 7, 2006, among The Gas Company LLC, Macquarie Gas Holdings LLC, the Lenders defined therein and Dresdner Bank AG London Branch (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 12, 2006)

10.15
Petroleum Feedstock Agreement, dated as of October 31, 1997, by and between BHP Petroleum Americas Refining Inc. and Citizens Utilities Company (incorporated by reference to Exhibit 10.4 of the June 2006 Quarterly Report)

10.16
Membership Interest Purchase Agreement dated May 26, 2005 between Gene H. Yamagata and Macquarie FBO Holdings LLC, relating to the acquisition of Las Vegas Executive Air Terminal (incorporated by reference to the Registrants’ Current Report on Form 8-K filed with the SEC on May 31, 2005)

10.17
Purchase Agreement dated August 2, 2005, as amended August 17, 2005, among k1 Ventures Limited, K-1 HGC Investment, L.L.C. and Macquarie Investment Holdings Inc, and related joinder agreement and assignment agreement (incorporated by reference to Exhibits 2.1, 2.2 and 2.3 to the Registrants’ Current Report on Form 8-K filed with the SEC on August 19, 2005)

10.18
Second Amendment to Purchase Agreement dated October 21, 2005 among k1 Ventures Limited, K-1 HGC Investment, L.L.C. and Macquarie Gas Holdings LLC (incorporated by reference to Exhibit 2.2 of the Registrants’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 11, 2005 (the “September 2005 Quarterly Report”))

10.19
Joinder Agreement dated September 16, 2005 between Macquarie Infrastructure Company Inc., k1 Ventures Limited, K-1 HGC Investment, L.L.C. and Macquarie Gas Holdings LLC (incorporated by reference to Exhibit 2.3 of the Registrants’ September 2005 Quarterly Report)

10.20
Assignment Agreement dated September 16, 2005 between Macquarie Infrastructure Company Inc. and Macquarie Gas Holdings LLC (incorporated by reference to Exhibit 2.4 of the Registrants’ September 2005 Quarterly Report)

10.21
Side Letter, dated March 7, 2006, amending the Purchase Agreement dated August 2, 2005, as amended, among k1 Ventures Limited, K-1 HGC Investment, LLC and Macquarie Gas Holdings LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on June 12, 2006)

10.22*	Letter Agreement, dated December 21, 2006, among Macquarie FBO Holdings, Mizuho Corporate Bank, Ltd., the Governor and Company of the Bank of Ireland and Bayerische Landesbank, New York Branch.

21.1*	Subsidiaries of the Registrants

23.1*	Consent of KPMG LLP

24.1*	Powers of Attorney (included in signature pages)

Exhibit Number	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

31.3*	Rule 13a-14(a)/15d-14(a) Certification of the Principal Accounting Officer

32.1*	Section 1350 Certifications

99.1*	Press Release
——————
*
Filed herewith.