Form 10-Q
period 2007-03-31
Macquarie Infrastructure CO Trust; Macquarie Infrastructure CO LLC
filed 2007-05-08
CIK 1289788, 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to ________

______________

Commission File Number 001-32385

MACQUARIE INFRASTRUCTURE COMPANY TRUST

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-6196808
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

______________

Commission File Number 001-32384

MACQUARIE INFRASTRUCTURE COMPANY LLC

(Exact Name of Registrant as Specified in its Charter)

Delaware	43-2052503
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

______________

125 West 55th Street
New York, New York 10019

(Address of Principal Executive Offices)(Zip Code)

(212) 231-1000

(Registrant’s Telephone Number, Including Area Code)

______________

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report):
N/A

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrants are collectively a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Yes ☐  No ☒

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrants are collectively a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 37,562,165 shares of trust stock without par value outstanding at May 1, 2007.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED CONDENSED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006
($ in thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$146,404	$37,388
Restricted cash	957	1,216
Accounts receivable, less allowance for doubtful accounts of $1,447 and $1,435, respectively	62,771	56,785
Dividends receivable	7,000	7,000
Other receivables	900	87,973
Inventories	13,634	12,793
Prepaid expenses	7,813	6,887
Deferred income taxes	2,411	2,411
Income tax receivable	—	2,913
Other	12,034	15,600
Total current assets	253,924	230,966

Property, equipment, land and leasehold improvements, net	526,262	522,759

Restricted cash	22,915	23,666
Equipment lease receivables	40,712	41,305
Investment in unconsolidated business	236,103	239,632
Goodwill	486,476	485,986
Intangible assets, net	519,844	526,759
Deposits and deferred costs on acquisitions	1,785	579
Deferred financing costs, net of accumulated amortization	19,472	20,875
Fair value of derivative instruments	2,093	2,252
Other	2,303	2,754
Total assets	$2,111,889	$2,097,533

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Due to manager	$5,422	$4,284
Accounts payable	34,595	29,819
Accrued expenses	20,831	19,780
Current portion of notes payable and capital leases	7,107	4,683
Current portion of long-term debt	3,754	3,754
Distributions payable	21,410	—
Fair value of derivative instruments	1,434	3,286
Other	8,390	6,533
Total current liabilities	102,943	72,139

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
As of March 31, 2007 and December 31, 2006
($ in thousands, except share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
Capital leases and notes payable, net of current portion	2,727	3,135
Long-term debt, net of current portion	960,867	959,906
Deferred income taxes	158,641	163,923
Fair value of derivative instruments	3,757	453
Other	26,202	25,371

Total liabilities	1,255,137	1,224,927

Minority interests	7,888	8,181

Stockholders’ equity:
Trust stock, no par value; 500,000,000 authorized; 37,562,165 shares issued and outstanding at March 31, 2007 and December 31, 2006	850,338	864,233
Accumulated other comprehensive (loss) income	(1,474)	192
Accumulated earnings	—	—

Total stockholders’ equity	848,864	864,425

Total liabilities and stockholders’ equity	$2,111,889	$2,097,533

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
For the Quarters Ended March 31, 2007 and 2006
(Unaudited)
(in thousands, except share and per share data)

	Quarter Ended
	March 31, 2007	March 31, 2006
Revenues
Revenue from product sales	$110,648	$41,992
Service revenue	57,086	42,904
Financing and equipment lease income	1,248	1,298
Total revenue	168,982	86,194

Costs and expenses
Cost of product sales	70,484	25,269
Cost of services	23,342	21,032
Selling, general and administrative	38,978	23,950
Fees to manager	5,561	6,478
Depreciation	3,891	1,710
Amortization of intangibles	6,928	3,446
Total operating expenses	149,184	81,885

Operating income	19,798	4,309

Other income (expense)
Dividend income	—	2,651
Interest income	1,459	1,702
Interest expense	(17,566)	(15,663)
Equity in earnings and amortization charges of investees	3,465	2,453
(Loss) gain on derivative instruments	(477)	13,686
Other expense, net	(916)	(178)
Net income before income taxes and minority interests	5,763	8,960
Benefit (provision) for income taxes	2,045	(1,393)

Net income before minority interests	7,808	7,567

Minority interests	(69)	6

Net income	$7,877	$7,561

Basic earnings per share:	$0.21	$0.28
Weighted average number of shares of trust stock outstanding: basic	37,562,165	27,050,745
Diluted earnings per share:	$0.21	$0.28
Weighted average number of shares of trust stock outstanding: diluted	37,579,034	27,066,618
Cash dividends declared per share	$0.57	$0.50

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the Quarters Ended March 31, 2007 and 2006
(Unaudited)
($ in thousands)

	Quarter Ended
	March 31, 2007	March 31, 2006
Operating activities
Net income	$7,877	$7,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	6,357	3,998
Amortization of intangible assets	6,928	3,446
Loss on disposal of equipment	1	44
Equity in earnings and amortization charges of investee	(3,465)	(2,453)
Equity distribution from investee	3,465	2,397
Amortization of finance charges	1,451	720
Noncash derivative gain, net of noncash interest expense	(1,093)	(9,453)
Performance fees to be settled in stock	957	4,134
Directors' fees to be settled in stock	113	113
Accretion of asset retirement obligation	59	55
Equipment lease receivable, net	708	436
Deferred rent	640	583
Deferred revenue	131	92
Deferred taxes	(3,020)	(1,701)
Minority interests	(69)	6
Noncash compensation	10	543
Post retirement obligations	180	29
Other noncash income	(1)	(8)
Non-operating transactions relating to foreign investments	2,465	(11)
Accrued interest expense on subordinated debt – related party	—	249
Changes in other assets and liabilities:
Restricted cash	259	(139)
Accounts receivable	(4,015)	(236)
Dividend receivable	—	(295)
Inventories	(841)	371
Prepaid expenses and other current assets	1,371	330
Accounts payable and accrued expenses	3,355	(1,276)
Income taxes payable	2,838	2,720
Due to manager	181	(225)
Other	729	(220)
Net cash provided by operating activities	27,571	11,810

Investing activities
Additional costs of acquisitions and dispositions	(329)	(33)
Deposits and deferred costs on future acquisitions	(136)	(111)
Proceeds from sale of investment in unconsolidated business	84,977	—
Settlements of non-hedging derivative instruments	(1,631)	11
Purchases of property and equipment	(7,558)	(1,490)
Return on investment in unconsolidated business	3,535	—
Proceeds received on subordinated loan	—	611
Net cash provided by (used in) investing activities	78,858	(1,012)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
For the Quarters Ended March 31, 2007 and 2006
(Unaudited)
($ in thousands)

	Quarter Ended
	March 31, 2007	March 31, 2006
Financing activities
Proceeds from long-term debt	1,000	—
Proceeds from line-credit facility	1,750	1,275
Debt financing costs	(54)	(58)
Distributions paid to minority shareholders	(224)	(63)
Payment of long-term debt	(39)	(37)
Restricted cash	751	(79)
Payment of notes and capital lease obligations	(596)	(486)
Net cash provided by financing activities	2,588	552
Effect of exchange rate changes on cash	(1)	(30)
Net change in cash and cash equivalents	109,016	11,320
Cash and cash equivalents, beginning of period	37,388	115,163
Cash and cash equivalents, end of period	$146,404	$126,483

Supplemental disclosures of cash flow information:
Noncash investing and financing activities:
Accrued deposits and deferred costs on acquisition, and equity offering costs	$1,078	$3,695
Accrued purchases of property and equipment	$2,393	$241
Acquisition of property through capital leases	$30	$1,669
Taxes paid	$960	$290
Interest paid	$16,131	$10,263

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

The Company owns airport services, gas production and distribution, district energy and airport parking businesses and an interest in a bulk liquid storage terminal business, through the Company’s wholly-owned subsidiary, MIC Inc.

During the year ended December 31, 2006, the Company’s major acquisitions were as follows:

(i)

On May 1, 2006, the Company completed its acquisition of 50% of the shares in IMTT Holdings Inc., the holding company for a bulk liquid storage terminal business operating as International-Matex Tank Terminals, or IMTT.

(ii)

On June 7, 2006, the Company acquired The Gas Company, or TGC, a Hawaii limited liability company that owns and operates the sole regulated synthetic natural gas, or SNG, production and distribution business in Hawaii, and distributes and sells liquefied petroleum gas, or LPG, through unregulated operations.

(iii)

On July 11, 2006, the Company completed the acquisition of 100% of the shares of Trajen Holdings, Inc., or Trajen. Trajen is the holding company for a group of companies, limited liability companies and limited partnerships that own and operate 23 fixed based operations or FBOs at airports in 11 states.

During the year ended December 31, 2006, the Company, through its wholly-owned Delaware limited liability companies, sold its interests in non U.S. businesses. On August 17, 2006, the Company completed the sale of all of its 16.5 million stapled securities of the Macquarie Communications Infrastructure Group (ASX:MCG). On October 2, 2006, the Company sold its 17.5% minority interest in the holding company for South East Water, or SEW, a regulated clean water utility located in the U.K. On December 29, 2006, the Company sold Macquarie Yorkshire Limited, the holding company for its 50% interest in Connect M1-A1 Holdings Limited, which is the indirect holder of the Yorkshire Link toll road concession in the U.K.

There were no acquisitions or dispositions of businesses during the quarter ended March 31, 2007.

2. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The preparation of consolidated financial statements in conformity with GAAP requires estimates and assumptions. Management evaluates these estimates and judgments on an ongoing basis. Actual results may differ from the estimates and assumptions used in the financial statements and notes. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The consolidated balance sheet at December 31, 2006 has been derived from audited financial statements but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2. Basis of Presentation – (continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 1, 2007.

3. Adoption of New Accounting Pronouncement

Uncertain Tax Positions

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $510,000 increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $109,000, resulting in a decrease to the January 1, 2007 retained earnings balance of $401,000. Refer to Note 14, Income Taxes, for additional details.

4. Earnings Per Share

The following is a reconciliation of the basic and diluted number of shares used in computing earnings per share:

	Quarter Ended March 31,
	2007	2006

Weighted average number of shares of trust stock outstanding: basic	37,562,165	27,050,745
Dilutive effect of restricted stock unit grants	16,869	15,873
Weighted average number of shares of trust stock outstanding: diluted	37,579,034	27,066,618

The effect of potentially dilutive shares is calculated by assuming that the restricted stock unit grants issued to the independent directors had been fully converted to shares on the date of grant.

5. Pending Acquisitions

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

Refer to Note 17, Subsequent Events, for details about agreements in relation to pending acquisitions entered subsequent to our balance sheet date.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

6. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Land	$63,275	$63,275
Easements	5,624	5,624
Buildings	36,240	35,836
Leasehold and land improvements	167,650	166,490
Machinery and equipment	263,209	259,897
Furniture and fixtures	5,707	5,473
Construction in progress	24,476	20,196
Property held for future use	1,316	1,316
Other	7,854	7,566
	575,351	565,673
Less: Accumulated depreciation	(49,089)	(42,914)
Property, equipment, land and leasehold improvements, net	$526,262	$522,759

7. Intangible Assets

Intangible assets consist of the following (in thousands):

	Weighted Average Life (Years)	March 31, 2007	December 31, 2006

Contractual arrangements	30.5	$459,373	$459,373
Non-compete agreements	2.8	5,035	5,035
Customer relationships	10.1	66,840	66,840
Leasehold rights	12.2	8,359	8,359
Trade names	Indefinite(1)	17,499	17,499
Domain names	Indefinite(2)	2,105	2,092
Technology	5	460	460
		559,671	559,658
Less: Accumulated amortization		(39,827)	(32,899)
Intangible assets, net		$519,844	$526,759

——————

(1)

Trade names of $2.2 million are being amortized within 1.5 years.

(2)

Domain names of $760,000 are being amortized within 4 years.

8. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2007	December 31, 2006

Airport services	$480,000	$480,000
Gas production and distribution	163,000	162,000
District energy	120,000	120,000
Airport parking	201,621	201,660
	964,621	963,660
Less current portion	3,754	3,754
Long-term portion	$960,867	$959,906

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

8. Long-Term Debt – (continued)

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it has a credit facility at its subsidiary, MIC Inc., primarily to finance acquisitions and capital expenditures. At March 31, 2007, the Company had no indebtedness outstanding at the MIC LLC, Trust or MIC Inc. level.

The airport services business amended its credit facility in February 2007 to provide for $32.5 million of additional term loan borrowings to partially finance the acquisition of the FBOs located at Stewart International Airport in New York and Santa Monica Airport in California.  The terms of the facility remain the same except that the required minimum adjusted EBITDA increased to $78.2 million for 2007 and $84.1 million for 2008. To hedge the interest commitments under the term loan expansion, MIC Inc. entered into a swap with Macquarie Bank Limited, fixing 100% of the term loan expansion at the following rate:

Start Date	End Date	Rate

March 30, 2007	December 12, 2010	5.2185%

The swap will be transferred to the airport services business at the completion of the acquisition.

9. Derivative Instruments

During 2006, the Company determined that its derivatives did not qualify as hedges for accounting purposes. We revised our summarized quarterly financial information to eliminate hedge accounting treatment resulting in all changes in the fair value of our derivative instruments being taken through earnings.

Effective January 2, 2007, changes in the fair value of interest rate derivatives designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations will be reported in other comprehensive income. Any ineffective portion on the change in the valuation of our derivatives will be taken through earnings, and reported in the (loss) gain on derivative instruments line in the accompanying consolidated condensed statements of income.

10. Comprehensive Income (Loss)

Total comprehensive income for the quarter ended March 31, 2007 was $6.2 million, which is included in the accumulated other comprehensive loss on the Company’s consolidated condensed balance sheet as of March 31, 2007. The difference between net income of $7.9 million for the quarter ended March 31, 2007 and comprehensive income is attributable to an unrealized loss on derivative instruments of $1.7 million.

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

12. Reportable Segments

The Company’s operations are classified into four reportable business segments: airport services business, gas production and distribution business, district energy business and airport parking business. The gas production and distribution business is a new segment starting in the second quarter of 2006. All of the business segments are managed separately.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

12. Reportable Segments – (continued)

The Company completed its acquisition of a 50% interest in IMTT on May 1, 2006. For the quarter ended March 31, 2007, IMTT’s revenue, gross profit, depreciation and amortization, and capital expenditures were $73.8  million, $30.9 million, $8.5 million and $33.9 million, respectively. At March 31, 2007, IMTT’s total property, plant and equipment and total assets were $569.2 million and $657.3 million, respectively. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, IMTT does not meet the definition of a reportable segment because it is an equity-method investee of the Company.

The airport services business reportable segment principally derives income from fuel sales and from airport services. Airport services revenue includes fuel related services, de-icing, aircraft parking, airport management and other aviation services. All of the revenue of the airport services business is derived in the United States. The airport services business operates 40 FBOs and one heliport and manages six airports under management contracts as of March 31, 2007.

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

The revenue from the airport parking business reportable segment is included in service revenue and primarily consists of fees from off-airport parking and ground transportation to and from the parking facilities and the airport terminals. At March 31, 2007, the airport parking business operated 30 off-airport parking facilities located at 20 major airports across the United States.

Selected information by reportable segment is presented in the following tables. The tables do not include financial data for our equity and cost investments.

Revenue from external customers for the Company’s segments for the quarter ended March 31, 2007 was as follows (in thousands):

	Airport Services	Gas Production and Distribution	District Energy	Airport Parking	Total
Revenue from Product Sales
Fuel sales	$69,847	$40,801	$—	—	$110,648
	69,847	40,801	—	—	110,648
Service Revenue
Other services	31,213	—	649	—	31,862
Cooling capacity revenue	—	—	4,551	—	4,551
Cooling consumption revenue	—	—	1,862	—	1,862
Parking services	—	—	—	18,811	18,811
	31,213	—	7,062	18,811	57,086
Financing and Lease Income
Financing and equipment lease	—	—	1,248	—	1,248
	—	—	1,248	—	1,248

Total Revenue	$101,060	$40,801	$8,310	18,811	$168,982

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

12. Reportable Segments – (continued)

Financial data by reportable business segments are as follows (in thousands):

	Quarter Ended March 31, 2007				At March 31, 2007
	Segment Profit(1)	Interest Expense	Depreciation/ Amortization(2)	Capital Expenditures	Property, Equipment, Land and Leasehold Improvements	Total Assets
	(unaudited)				(unaudited)

Airport services	$57,061	$8,574	$7,963	$1,702	$149,455	$935,597
Gas production and distribution	10,895	2,282	1,731	1,956	133,096	309,321
District energy	2,678	2,180	1,768	2,315	145,461	236,921
Airport parking	4,522	4,045	1,823	1,585	98,250	283,200
Total	$75,156	$17,081	$13,285	$7,558	$526,262	1,765,039

——————

(1)

Segment profit includes revenue less cost of product sales and cost of services. For the district energy and airport parking businesses, depreciation expense of $1.4 million and $1.0 million, respectively, are included in cost of services for the quarter ended March 31, 2007.

(2)

Includes depreciation expense of property, equipment and leasehold improvements and amortization of intangible assets. Includes depreciation expense for the airport parking and district energy businesses which has also been included in segment profit.

Reconciliation of total reportable segment assets to total consolidated assets at March 31, 2007 and 2006 (in thousands):

	March 31,
	2007	2006

Total reportable segments	$1,765,039	$1,084,317
Equity and cost investments:
Investment in IMTT	236,103	—
Investment in Yorkshire	—	70,409
Investment in SEW	—	35,716
Investment in MCG	—	69,233
Corporate and other	336,101	381,256
Less: Consolidation elimination entries	(225,354)	(255,071)
Total consolidated assets	$2,111,889	$1,385,860

Reconciliation of total reportable segment profit to total consolidated income before income taxes and minority interests for the quarters ended March 31, 2007 and 2006 (in thousands):

	Quarter Ended March 31,
	2007	2006

Total reportable segments	$75,156	$39,893
Selling, general and administrative	(38,978)	(23,950)
Fees to manager	(5,561)	(6,478)
Depreciation and amortization(1)	(10,819)	(5,156)
	19,798	4,309
Other (expense) income, net	(14,035)	4,651
Total consolidated income before income taxes and minority interests	$5,763	$8,960

——————

(1)

Does not include depreciation expense for the airport parking and district energy businesses which are included in total reportable segment profit.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

12. Reportable Segments – (continued)

Revenue from external customers for the Company’s segments for the quarter ended March 31, 2006 was as follows:

	Airport Services	District Energy	Airport Parking	Total
Revenue from Product Sales
Fuel sales	$41,992	$—	$—	$41,992
	41,992	—	—	41,992
Service Revenue
Other services	18,179	845	—	19,024
Capacity revenue	—	4,189	—	4,189
Consumption revenue	—	1,475	—	1,475
Parking services	—	—	18,216	18,216
	18,179	6,509	18,216	42,904
Financing and Lease Income
Financing and equipment lease	—	1,298	—	1,298
	—	1,298	—	1,298

Total Revenue	$60,171	$7,807	$18,216	$86,194

Financial data by reportable business segments are as follows (in thousands):

	Quarter Ended March 31, 2006				At March 31, 2006
	Segment Profit(1)	Interest Expense	Depreciation/ Amortization(2)	Capital Expenditures	Property, Equipment, Land and Leasehold Improvements	Total Assets
	(unaudited)				(unaudited)

Airport services	$32,570	$9,020	$4,413	$550	$91,739	$553,019
District energy	2,542	2,145	1,760	493	146,281	240,879
Airport parking	4,781	3,901	1,271	447	96,074	290,419
Total	$39,893	$15,066	$7,444	$1,490	$334,094	1,084,317

——————

(1)

Segment profit includes revenue less cost of product sales and cost of services. For the district energy and airport parking businesses, depreciation expense of $1.4 million and $865,000, respectively, are included in cost of services for the quarter ended March 31, 2006.

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

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

13. Related Party Transactions – (continued)

The Company entered into a management services agreement, or Management Agreement, with MIMUSA pursuant to which MIMUSA manages the Company's day-to-day operations and oversees the management teams of the Company's operating businesses. In addition, MIMUSA has the right to assign, or second, to the Company, on a permanent and wholly-dedicated basis, employees to assume the role of Chief Executive Officer and Chief Financial Officer and make other personnel available as required.

In accordance with the Management Agreement, MIMUSA is entitled to a quarterly base management fee based primarily on the Trust's market capitalization and a performance fee, as defined, based on the performance of the trust stock relative to a weighted average of two benchmark indices, a U.S. utilities index and a European utilities index, weighted in proportion to the Company’s equity investments. Currently, the Company has no non-U.S. equity investments. For the quarter ended March 31, 2007, base management fees of $4.6 million and performance fees of $957,000 were payable to MIMUSA. These fees are included as due to manager in the accompanying consolidated condensed balance sheet at March 31, 2007. MIMUSA has elected to reinvest these performance fees in shares of trust stock, which are expected to be issued in June at a market-based price.

MIMUSA is not entitled to any other compensation and all costs incurred by MIMUSA including compensation of seconded staff, are paid out of its management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries and investments, income taxes, audit and legal fees, and acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter ended March 31, 2007, MIMUSA paid out of pocket expenses of $57,000 on the Company’s behalf which the Company has accrued and included in due to manager in the accompanying consolidated condensed balance sheet at March 31, 2007.

Advisory and Other Services from the Macquarie Group

The Macquarie Group, through the holding company, Macquarie Bank Limited, or MBL, and its wholly owned subsidiary, Macquarie Securities (USA) Inc., or MSUSA, has provided various advisory and other services and have incurred expenses in connection with the Company’s acquisitions, dispositions and underlying debt associated with the businesses.

During the quarter ended March 31, 2007, the Company accrued an additional $119,000 for advisory services provided by MSUSA in 2006 in relation to the acquisition of TGC, due to finalization of the working capital adjustment on the purchase price. This amount was paid in April 2007.

The Company has entered into advisory agreements with MSUSA relating to the pending FBO acquisitions discussed in Note 5, Pending Acquisitions, and Note 17, Subsequent Events. No fees have been paid as of March 31, 2007. The Company expects to pay approximately $6.8 million and $3.2 million for advisory and debt arranging services, respectively, when these acquisitions close.

The Company reimbursed nominal amounts to affiliates of MBL for rent expense for premises used in Luxembourg by a wholly owned subsidiary of Macquarie Yorkshire LLC, a wholly owned subsidiary of the Company.

Long-term Debt

MBL, along with other parties, has provided a loan to our airport services business. Amounts relating to the portion of the loan from MBL comprise the following (in thousands):

Quarter ended March 31, 2007
Portion of loan facility commitment provided by MBL	$50,000
Portion of loan outstanding from MBL, as at March 31, 2007	50,000
Interest expense on MBL portion of loan	899

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

13. Related Party Transactions – (continued)

MIC Inc. has a $300.0 million revolving credit facility with various financial institutions, including MBL. Amounts relating to this loan comprise the following (in thousands):

Quarter ended March 31, 2007
Portion of revolving credit facility commitment provided by MBL, as at March 31, 2007	$100,000
Portion of loan outstanding from MBL, as at March 31, 2007	—

In April 2007, MBL assigned to a third party all of its rights and obligations under the agreement related to $50.0 million of its aggregate commitment.

Derivative Instruments and Hedging Activities

MBL is providing over one-half of the interest rate swaps for the airport services business’ long-term debt and made payments to the airport services business of $189,000 for the quarter ended March 31, 2007. In January 2007, the airport services business also paid MBL $40,000 on an interest rate swap relating to 2006.

MBL is also providing just under one-third of the interest rate swaps for the gas production and distribution business’ long-term debt and made payments to the gas production and distribution business of $63,000 for the quarter ended March 31, 2007.

14. Income Taxes

Macquarie Infrastructure Company Trust is classified as a grantor trust for U.S. federal income tax purposes, and therefore is not subject to income taxes. The Company is treated as a partnership for U.S. federal income tax purposes and is also not subject to income taxes. MIC Inc. and its wholly-owned subsidiaries are subject to income taxes.

Consolidated pre-tax income for the quarter ended March 31, 2007 was $5.8 million. Macquarie Infrastructure Company LLC accounted for a $1.9 million pre-tax loss. As a partnership for U.S. federal income tax purposes, this loss is not subject to income taxes.

The remaining $7.7 million of pre-tax income was generated by MIC Inc. and its subsidiaries and is subject to income taxes. The Company records its income taxes in accordance with SFAS 109, Accounting for Income Taxes.

The Company expects to incur a net operating loss for federal consolidated return purposes, as well as certain states that provide for consolidated returns, for the year ended December 31, 2007. The Company believes that it will be able to utilize the projected federal and state consolidated 2007 and prior year losses. Accordingly, the Company has not provided a valuation allowance against any deferred tax assets generated in 2007.

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $510,000 increase in the liability for unrecognized tax benefits, which is offset by a reduction of the deferred tax liability of $109,000, resulting in a decrease to the January 1, 2007 retained earnings balance of $401,000. At the adoption date of January 1, 2007, the Company had $1.8 million of unrecognized tax benefits, all of which would affect the effective tax rate if recognized. The amount of unrecognized tax benefits did not materially change as of March 31, 2007.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months, however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

14. Income Taxes – (continued)

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated condensed statements of income, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the Company had recorded a liability of approximately $400,000 for the payment of interest and penalties. The liability for the payment of interest and penalties did not materially change as of March 31, 2007.

The Internal Revenue Service, or IRS, is concluding an audit of the 2003 federal income tax return for a subsidiary of the Company’s airport services business. In addition, the IRS has notified the Company that it will conduct an audit of the airport parking business for 2004. The Company does not expect any material adjustments to result from either audit. There are no other ongoing tax examinations of returns filed by the Company or any of its subsidiaries, and all returns for all tax years ending in 2003 and later are subject to examination by federal and state tax authorities.

The Company does not expect a material change in its reserve for uncertain tax positions in the next twelve months.

15. Legal Proceedings and Contingencies

There are no material legal proceedings other than as disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007.

16. Distributions

On February 27, 2007, the board of directors declared a distribution of $0.57 per share for the quarter ended December 31, 2006, which was paid on April 9, 2007 to holders of record on April 4, 2007. The distribution declared has been recorded partially as a reduction to trust stock and partially as a reduction to accumulated earnings in the stockholders’ equity section of the accompanying consolidated condensed balance sheet at March 31, 2007.

17. Subsequent Events

Distributions

On May 3, 2007, the board of directors declared a distribution of $0.59 per share for the quarter ended March 31, 2007, payable on June 8, 2007 to holders of record on June 5, 2007.

Pending Acquisitions

On April 16, 2007, the Company entered into a stock purchase agreement with Mercury Air Centers, Inc., or Mercury, and its equity holders providing for:

•

the Company’s purchase (through its airport services business) on the closing date of 89% of the equity of Mercury (representing 100% of the common stock of Mercury at closing) from Allied Capital Corporation, Directional Aviation Group, LLC and David Moore;

•

the Company’s purchase on the closing date of a call option to acquire the remaining 11% of the equity of Mercury (in the form of voting preferred shares) from Kenneth Ricci, exercisable from October 1, 2007 through October 31, 2007, pursuant to an option agreement to be entered into at closing; and

•

the Company’s grant of a put option under the option agreement to Mr. Ricci to sell the Company his 11% of the equity of Mercury, exercisable from April 1, 2008 to April 30, 2008.

MACQUARIE INFRASTRUCTURE COMPANY TRUST

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

17. Subsequent Events – (continued)

Mercury owns and operates 24 fixed base operations in the U.S. The aggregate purchase price, giving effect to the Company’s exercise of the call option, is $427.0 million, subject to working capital and capital expenditure adjustments. In addition to the purchase price, the Company expects to incur transaction costs (including advisory fees), pre-funded capital expenditures and a debt service reserve totaling $29.2 million for a total cost of $456.2 million. The Company intends to fund a portion of the acquisition with $192.0 million two-year term loan borrowings by Mercury with the balance funded with the MIC Inc. acquisition credit facility and $20.0 million of available cash.

The Company has received commitment letters from The Governor and Company of Bank of Ireland and Bayerische Landesbank, New York Branch to provide Mercury with a credit facility consisting of $192.0 million of term loans and a $17.5 million working capital facility. Borrowings under the facility will bear interest at an annual rate of LIBOR plus 1.70%. The Mercury credit facility will be secured by all project revenue and assets of Mercury and the stock of Mercury and, to the extent permitted, its subsidiaries. The facility will also include the following financial covenants:

Distributions lock-up test:	• 12 month look forward and 12 month look backward debt service coverage ratio of 1.50x or higher
• Full funding of any required environmental remediation
• 12 month Site EBITDA on a proforma basis greater than:
	Year	Minimum EBITDA
	2007	$27.10 million
	2008	$28.80 million
	2009	$30.50 million
• Projected site EBITDA in 2007 of at least $28.75 million in certain circumstances

Hedging:	• 100% of the term loan portion of the facility

The Company is evaluating entering into forward starting interest rate swaps prior to closing, effectively fixing the interest rate on the $192.0 million two-year debt facility.

The Company expects to close the transaction in the third quarter of 2007. MSUSA is acting as financial advisor on the transaction.

MIC Inc. Revolver Amendments

As discussed in Note 13, Related Party Transactions, in April 2007, MBL assigned to a third party all of its rights and obligations under the revolving credit facility agreement with MIC Inc. related to $50.0 million of its aggregate commitment which was originally $100.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We own, operate and invest in a diversified group of infrastructure businesses, which are businesses that provide basic, everyday services, such as airport services, gas production and distribution, district energy and airport parking, through long-life physical assets. These infrastructure businesses generally operate in sectors with limited competition and high barriers to entry. As a result, they have sustainable and growing long-term cash flows. We operate and finance our businesses in a manner that maximizes these cash flows.

We are dependent upon cash distributions from our businesses and investments to meet our corporate overhead and management fee expenses and to pay distributions. We receive distributions through our directly owned holding company Macquarie Infrastructure Company Inc., or MIC Inc., for all of our businesses based in the United States.

Distributions received from our businesses and investments net of taxes, are available first to meet management fees and corporate overhead expenses then to fund distribution payments by the Company to the Trust for payment to holders of trust stock. Base and performance management fees payable to our Manager are allocated among the Company and its operating company subsidiaries based on the Company’s internal allocation policy.

On February 27, 2007, the board of directors declared a distribution of $0.57 per share for the quarter ended December 31, 2006, which was paid on April 9, 2007 to holders of record on April 4, 2007. On May 3, 2007, the board of directors declared a distribution of $0.59 per share for the quarter ended March 31, 2007, payable on June 8, 2007 to holders of record on June 5, 2007.

Refer to “Other Matters” at the end of this Item 2 for discussion of forward looking statements and certain defined terms.

Changes in Fair Value of Derivative Instruments

During 2006, the Company determined that its derivative instruments did not qualify as hedges for accounting purposes. We revised our summarized quarterly financial information to eliminate hedge accounting treatment resulting in all changes in the fair value of our derivative instruments being taken through earnings.

From January 2, 2007, changes in the fair value of interest rate derivatives designed as hedging instruments that effectively offset the variability of cash flows associated with variable-rate, long-term debt obligations will be reported in other comprehensive income. Any ineffective portion on the change in the valuation of our derivatives will be taken through earnings, and reported in the (loss) gain on derivative instruments line in our consolidated condensed statements of income.

Tax Treatment of Distributions

Each holder of the Trust’s stock will be required to include in U.S. federal taxable income its allocable share of the Trust’s income, gain, loss deductions and other items. The amounts shareholders include in taxable income may not equal the cash distributions to shareholders.

Some of the distributions received by the Trust on its investment in Macquarie Infrastructure Company LLC may be a return of capital for U.S. federal income tax purposes. Therefore, the amount we distribute to our shareholders may exceed their allocable share of the items of income and expense. The extent to which the distributions from Macquarie Infrastructure Company LLC will be characterized as dividend income cannot be estimated at this time. In some cases, distributions to holders of the Trust’s stock may be less than the items of income.

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

The portion of our distributions that will be treated as dividends, interest or return of capital for U.S. federal income tax purposes is subject to a number of uncertainties. We currently anticipate that substantially all of the portion of our regular distributions that are treated as dividends for U.S. federal income tax purposes should be characterized as qualified dividend income.

Other Tax Matters

A recent pronouncement by the IRS questions the characterization of entities with structures like ours as grantor trusts and could change how we comply with our tax information reporting obligations. Depending on the resolution of these matters, we may be required to report allocable income, expense and credit items to the IRS and to shareholders on Schedule K-1, in addition to or instead of the letter we send to investors each year. A change in the characterization of the trust would not change shareholders' distributive share of items of income, gain, loss and expense of the Trust or the Company, nor would it change the income tax liability of the Trust or the Company.

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

Acquisitions and Dispositions

Results of the operations of the Trajen acquisition in the airport services business and the acquisition of TGC are included in our consolidated results from the respective dates of acquisition. Our interest in IMTT Holdings Inc. is reflected in our equity in earnings and amortization charges of investee line in our financial statements from May 1, 2006.

Refer to our Annual Report on Form 10-K, filed with the SEC on March 1, 2007, for further details on these acquisitions, and also the dispositions of non-U.S. investments as discussed below.

Airport Services Business

On July 11, 2006, our airport services business acquired 100% of the shares of Trajen Holdings, Inc., or Trajen, the holding company for 23 fixed base operations, or FBOs, at airports in 11 states. With this acquisition, our airport services business owns and operates a network of 40 FBOs and one heliport in the United States, the second largest such network in the industry.

The Gas Company, or TGC

We acquired TGC on June 7, 2006. TGC owns and operates the sole regulated gas production and distribution business in Hawaii as well as a propane sales and distribution business in Hawaii.

IMTT

On May 1, 2006, we completed the purchase of newly issued common stock of IMTT Holdings Inc., the holding company for a group of companies and partnerships that operate as International-Matex Tank Terminals, or IMTT. As a result of this transaction, we own 50% of IMTT Holdings’ issued and outstanding common stock. We have entered into a shareholders’ agreement which provides, with some exceptions, for minimum aggregate quarterly distributions of $14.0 million to be paid by IMTT Holdings, or $7.0 million to us, through the quarter ending December 31, 2008.

Dispositions

On August 17, 2006, we sold our 16,517,413 stapled securities of Macquarie Communications Infrastructure Group (ASX: MCG) for $76.4 million. On October 2, 2006, we sold our 17.5% minority interest in the holding company for South East Water to HDF (UK) Holdings Limited and received net proceeds on the sale of approximately $89.5 million. On December 29, 2006, we sold our interest in Macquarie Yorkshire Limited, the holding company for its 50% interest in Connect M1-A1 Holdings Limited (the parent of the holder of the Yorkshire Link Concession in England) and received approximately $83.0 million in January 2007.

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

On April 16, 2007, the Company entered into a stock purchase agreement with Mercury Air Centers, Inc., or Mercury, and its equity holders providing for:

•

the Company’s purchase (through its airport services business) on the closing date of 89% of the equity of Mercury (representing 100% of the common stock of Mercury at closing) from Allied Capital Corporation, Directional Aviation Group, LLC and David Moore;

•

the Company’s purchase on the closing date of a call option to acquire the remaining 11% of the equity of Mercury (in the form of voting preferred shares) from Kenneth Ricci, exercisable from October 1, 2007 through October 31, 2007, pursuant to an option agreement to be entered into at closing; and

•

the Company’s grant of a put option under the option agreement to Mr. Ricci to sell us his 11% of the equity of Mercury, exercisable from April 1, 2008 to April 30, 2008.

Mercury owns and operates 24 fixed base operations in the U.S. The aggregate purchase price, giving effect to our exercise of the call option, is $427.0 million, subject to working capital and capital expenditure adjustments. In addition to the purchase price, the Company expects to incur transaction costs (including advisory fees), pre-funded capital expenditures and a debt service reserve totaling $29.2 million for a total cost of $456.2 million. The Company intends to fund a portion of the acquisition with $192.0 million two-year term loan borrowings by Mercury with the balance funded with the MIC Inc. acquisition credit facility and $20.0 million of available cash.

Results of Operations

Key Factors Affecting Operating Results

•

positive contributions from our acquisitions including:

•

acquisition of the Trajen network of 23 FBOs;

•

the acquisition of 50% of IMTT, which has declared a quarterly $7.0 million distribution since the second quarter of 2006. This distribution reduces our investments in unconsolidated businesses on our balance sheet and is not included in our statement of income;

•

the acquisition of TGC;

•

increased gross profit from our airport services business;

•

higher base management fees due to our increased asset base, offset by lower performance fees; and

•

an increase in interest expense due to the overall increase in our debt to fund our acquisitions.

Our consolidated results of operations are summarized below:

	Quarter Ended March 31,
	2007	2006	Change
	$	$	$	%
	($ in thousands) (unaudited)
Revenues
Revenue from product sales	110,648	41,992	68,656	163.5
Service revenue	57,086	42,904	14,182	33.1
Financing and equipment lease income	1,248	1,298	(50)	(3.9)
Total revenue	168,982	86,194	82,788	96.0

Costs and expenses
Cost of product sales	70,484	25,269	45,215	178.9
Cost of services	23,342	21,032	2,310	11.0
Gross profit	75,156	39,893	35,263	88.4

Selling, general and administrative	38,978	23,950	15,028	62.7
Fees to manager	5,561	6,478	(917)	(14.2)
Depreciation	3,891	1,710	2,181	127.5
Amortization of intangibles	6,928	3,446	3,482	101.0
Total operating expenses	55,358	35,584	19,774	55.6

Operating income	19,798	4,309	15,489	NM

Other income (expense)
Dividend income	—	2,651	(2,651)	(100.0)
Interest income	1,459	1,702	(243)	(14.3)
Interest expense	(17,566)	(15,663)	(1,903)	12.1
Equity in earnings and amortization charges of investees	3,465	2,453	1,012	41.3
(Loss) gain on derivative instruments	(477)	13,686	(14,163)	(103.5)
Other expense, net	(916)	(178)	(738)	NM
Net income before income taxes and minority interests	5,763	8,960	(3,197)	(35.7)
Benefit (provision) for income taxes	2,045	(1,393)	3,438	NM
Net income before minority interests	7,808	7,567	241	3.2
Minority interests	(69)	6	(75)	NM
Net income	7,877	7,561	316	4.2

——————

NM – Not meaningful

Gross Profit

The increase in our consolidated gross profit was due primarily to the acquisitions of Trajen on July 11, 2006 and TGC on June 7, 2006.

Selling, General and Administrative Expenses

The most significant factor in the increase in selling, general and administrative expenses was $14.9 million additional costs from the addition of TGC and Trajen not reflected in 2006 results.

Other Income (Expense)

Our dividend income in 2006 consisted of distributions declared by and received from SEW in the first quarter. We sold our investment in SEW in the third quarter of 2006.

Interest expense increased due mostly to a higher level of debt in 2006, primarily from the acquisitions made in the second and third quarters of 2006.

Our equity in earnings and amortization charges of investees comprises our equity in the earnings on our Yorkshire Link investment for the first quarter of 2006 and our equity in the earnings of IMTT for the first quarter of 2007.

The increase in other expense was due primarily to foreign currency forward contracts settled during the first quarter of 2007, in addition to other foreign currency losses from settlement proceeds on the sale of our foreign investments.

Income Taxes

For the 2006 year, the Company reported a net loss before taxes at the MIC Inc. level, for which it recorded an income tax benefit. The Company also reported net income before taxes outside MIC Inc. that will not be subject to income taxes payable by the Company. The income derived from outside MIC Inc. was partially offset by the pre-tax loss at the MIC Inc. level, resulting in pre-tax income on a consolidated basis.

For the 2007 year, the Company projects a net loss before taxes at the MIC Inc. level, for which it expects to record an income tax benefit.  The Company also projects a net loss outside MIC Inc. that will not be subject to income taxes payable by the Company.

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA

We have included EBITDA, a non-GAAP financial measure, on both a consolidated basis as well as for each of our consolidated businesses as we consider it to be an important measure of our overall performance. We believe EBITDA provides additional insight into the performance of our operating companies and our ability to service our obligations and support our ongoing distribution policy.

A reconciliation of net income to EBITDA, on a consolidated basis, is provided below:

	Quarter Ended March 31,
	2007	2006	Change
	$	$	$	%
	($ in thousands) (unaudited)
Net income	7,877	7,561	316	4.2
Interest expense, net	16,107	13,961	2,146	15.4
Income taxes	(2,045)	1,393	(3,438)	NM
Depreciation(1)	6,357	3,998	2,359	59.0
Amortization(2)	6,928	3,446	3,482	101.0
EBITDA	35,224	30,359	4,865	16.0

——————

NM – Not meaningful

(1)

Includes depreciation expense of $1.4 million for the district energy business for the quarters ended March 31, 2007 and 2006, which is reported in cost of services in our statements of income. Also includes depreciation expense of $1.0 million and $865,000 for the airport parking business for the quarters ended March 31, 2007 and 2006, respectively, which is reported in cost of services. Does not include depreciation expense of $1.7 million in connection with our investment in IMTT for the quarter ended March 31, 2007, which is reported in equity in earnings and amortization charges of investees in our statements of income.

(2)

Does not include amortization expense related to intangible assets in connection with our investment in the toll road business of $933,000 for the quarter ended March 31, 2006 or our investment in IMTT of $283,000 for the quarter ended March 31, 2007, which are reported in equity in earnings and amortization charges of investees in our statements of income.

Business Segment Operations

AIRPORT SERVICES BUSINESS

The following section summarizes the historical consolidated financial performance of our airport services business for the quarter ended March 31, 2007.  Information in the table below relating to existing locations in 2007 represents the results of our airport services business excluding the results of the twenty three locations acquired from Trajen Holdings Inc., or Trajen.  The acquisition column and the total 2007 quarter results in the table below include the operating results of Trajen for the quarter ended March 31, 2007.

The performance of the business reflects ongoing operations at 41 locations. The business has ceased operations at New Orleans – Lakefront airport as a result of the ongoing impact of hurricane Katrina on that airport. The airport services business continues to operate at New Orleans International airport and management does not believe that the cessation of operations at Lakefront will have a material impact on the performance or prospects of the business.

Key Factors Affecting Operating Results

•

contribution of positive operating results from 23 FBOs from Trajen acquired in July 2006;

•

higher dollar per gallon fuel margins at existing locations and higher into-plane volumes;

•

lower fuel prices resulting in lower fuel sales revenue and costs of good sold;

•

higher other services gross profit due to increased de-icing;

•

increased expenses related to the acquisition of Trajen, including labor costs incurred for the re-branding and integration of the Trajen locations; and

•

higher interest expense from higher debt levels resulting from the increased borrowings related to the acquisition of Trajen in July 2006.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

	Existing Locations				Trajen	Total
	2007	2006	Change		Acquisition	2007	2006	Change
	$	$	$	%	$	$	$	$	%
	($ in thousands) (unaudited)
Revenue
Fuel revenue	41,601	41,992	(391)	(0.9)	28,246	69,847	41,992	27,855	66.3
Non-fuel revenue	22,922	18,179	4,743	26.1	8,291	31,213	18,179	13,034	71.7
Total revenue	64,523	60,171	4,352	7.2	36,537	101,060	60,171	40,889	68.0
Cost of revenue
Cost of revenue-fuel	23,489	25,270	(1,781)	(7.0)	17,089	40,578	25,270	15,308	60.6
Cost of revenue – non-fuel	2,466	2,331	135	5.8	955	3,421	2,331	1,090	46.8
Total cost of revenue	25,955	27,601	(1,646)	(6.0)	18,044	43,999	27,601	16,398	59.4
Fuel gross profit	18,112	16,722	1,390	8.3	11,157	29,269	16,722	12,547	75.0
Non-fuel gross profit	20,456	15,848	4,608	29.1	7,336	27,792	15,848	11,944	75.4
Gross profit	38,568	32,570	5,998	18.4	18,493	57,061	32,570	24,491	75.2
Selling, general and administrative expenses	19,735	18,698	1,037	5.5	10,800	30,535	18,698	11,837	63.3
Depreciation and amortization	4,414	4,413	1	—	3,549	7,963	4,413	3,550	80.4
Operating income	14,419	9,459	4,960	52.4	4,144	18,563	9,459	9,104	96.2
Interest expense, net	(5,193)	(8,913)	3,720	(41.7)	(3,068)	(8,261)	(8,913)	652	(7.3)
Other expense	(29)	(36)	7	(19.4)	6	(23)	(36)	13	(36.1)
Unrealized (loss) gain on derivative instruments	(949)	7,315	(8,264)	(113.0)	—	(949)	7,315	(8,264)	(113.0)
Provision for income taxes	(3,270)	(3,273)	3	(0.1)	(429)	(3,699)	(3,273)	(426)	13.0
Net income (1)	4,978	4,552	426	9.4	653	5,631	4,552	1,079	23.7
Reconciliation of net income to EBITDA:
Net income (1)	4,978	4,552	426	9.4	653	5,631	4,552	1,079	23.7
Interest expense, net	5,193	8,913	(3,720)	(41.7)	3,068	8,261	8,913	(652)	(7.3)
Provision for income taxes	3,270	3,273	(3)	(0.1)	429	3,699	3,273	426	13.0
Depreciation and amortization	4,414	4,413	1	—	3,549	7,963	4,413	3,550	80.4
EBITDA	17,855	21,151	(3,296)	(15.6)	7,699	25,554	21,151	4,403	20.8

——————

(1)

Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Revenue and Gross Profit

Most of the revenue and gross profit in our airport services business is generated through fueling general aviation aircraft at our fixed base operations around the United States.  This revenue is categorized according to who owns the fuel we use to service these aircraft. If we own the fuel, we record our cost to purchase that fuel as cost of revenue-fuel. Our corresponding fuel revenue is our cost to purchase that fuel plus a margin. We generally pursue a strategy of maintaining, and where appropriate increasing, dollar margins, thereby passing on any increase in fuel prices to the customer. We also have into-plane arrangements whereby we fuel aircraft with fuel owned by another party. We collect a fee for this service that is recorded as non-fuel revenue.  Other non-fuel revenue includes various services such as hangar rentals, de-icing and airport services. Cost of revenue–non-fuel includes our cost, if any, to provide these services.

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

Our total revenue and gross profit growth was due to several factors:

•

inclusion of the results of Trajen from July 11, 2006;

•

an increase in fuel volumes as result of higher into-plane activity;

•

an increase in average dollar per gallon fuel margins at existing locations, resulting largely from a higher proportion of transient customers, who generally pay higher margins; and

•

higher deicing activity in the first quarter of 2007 compared to 2006 due to colder weather in the northeast U.S.

Operating Expenses

The increase in selling, general and administrative expenses for the existing locations is due to:

•

additional office costs resulting from higher rent and utility costs;

•

additional credit card fees related to proportion of total sales paid by credit card and types of cards used for payment;

•

additional professional services costs including legal, audit and tax services; and

•

additional salaries and benefits expenses due to higher activity levels.

Interest Expense, Net

Excluding the impact of a non-cash interest expense item in 2006, prior to us applying hedge accounting, net interest expense for the quarter ended March 31, 2007 increased as a result of higher debt level associated with the acquisition of Trajen and higher non-cash amortization of deferred financing costs.  In July 2006, we increased borrowings under our debt facility by $180.0 million to finance our acquisition of Trajen. The debt facility provides an aggregate term loan borrowing of $480.0 million and a $5.0 million working capital facility.

EBITDA

The increase in EBITDA from existing locations, excluding the non cash (loss) gain from derivative instruments, is due to:

•

increased fuel volumes;

•

increased average dollar per gallon fuel margins; and

•

higher de-icing gross profit in 2007.

BULK LIQUID STORAGE TERMINAL BUSINESS

With respect to our bulk liquid storage terminal business, we included $4.6 million of net income in our consolidated results for the quarter ended March 31, 2007, consisting of $4.8 million equity in the earnings of IMTT (plus $1.1 million tax benefit) less $2.0 million depreciation and amortization expense (plus $819,000 tax benefit). We received $7.0 million in dividends from IMTT in January 2007 relating to the fourth quarter of 2006. IMTT declared a dividend of $14.0 million in March 2007 with $7.0 million payable to MIC Inc. that we have recorded as a receivable at March 31, 2007.

To enable meaningful analysis of IMTT’s performance across periods, IMTT’s performance for the full quarter ended March 31, 2007, compared to the prior corresponding period which is prior to our investment, is discussed below.

Key Factors Affecting Operating Results

•

terminal revenue and terminal gross profit increased principally due to:

•

increases in average tank rental rates and storage capacity rented to customers;

•

increases in throughput revenue;

•

increases in revenue from the provision of other services; and

•

consolidation of IMTT’s partially owned subsidiary, IMTT-Quebec, which owns a terminal in Quebec, Canada. This subsidiary was reported using the equity method of accounting in 2006.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

	Quarter Ended March 31
	2007	2006	Change
	$	$	$	%
	($ in thousands) (unaudited)
Revenue
Terminal revenue	54,777	46,376	8,401	18.1
Terminal revenue – heating	7,099	7,510	(411)	(5.5)
Environmental response revenue	8,540	4,763	3,777	79.3
Nursery revenue	3,432	2,950	482	16.3
Total revenue	73,848	61,599	12,249	19.9
Costs and expenses
Terminal operating costs	27,877	24,810	3,067	12.4
Terminal operating costs – fuel	5,113	6,143	(1,030)	(16.8)
Environmental response operating costs	6,886	3,096	3,790	122.4
Nursery operating costs	3,071	2,826	245	8.7
Total operating costs	42,947	36,875	6,072	16.5
Terminal gross profit	28,886	22,933	5,953	26.0
Environmental response gross profit	1,654	1,667	(13)	(0.8)
Nursery gross profit	361	124	237	191.1
Gross profit	30,901	24,724	6,177	25.0
General and administrative expenses	5,569	5,559	10	0.2
Depreciation and amortization	8,522	7,681	841	10.9
Operating income	16,810	11,484	5,326	46.4

Revenue and Gross Profit

Terminal revenue increased primarily due to a $5.1 million increase in storage revenue, $1.6 million of which represents the consolidation of IMTT-Quebec. Excluding IMTT-Quebec, storage revenue increased due to a 3.8% increase in storage capacity rented to customers and a 5.8% increase in average storage rates for the quarter ended March 31, 2007. Overall storage capacity rented to customers increased slightly from 96% to 97% of available storage capacity for the quarter ended March 31, 2007. Terminal revenue also increased due to a $935,000 increase in throughput revenue and a $2.0 million increase in revenue from the provision of other terminal services, of which IMTT-Quebec represents over 10% in each case. In the quarter ended March 31, 2007, IMTT also achieved a $619,000 improvement in the differential between terminal revenue – heating and terminal operating costs – fuel.

The increase in terminal revenue was partially offset by an increase in terminal operating costs. Of the $3.1 million increase in terminal operating costs, $1.4 million resulted from the consolidation of IMTT-Quebec in 2007. The balance of the increase in terminal operating costs correlated to the increase in revenues.

Of the increase in terminal gross profit of $6.0 million, $785,000 resulted from the consolidation of IMTT-Quebec. Excluding the impact of this change in accounting treatment, terminal gross profit increased by approximately $5.2 million or approximately 23%.

Environmental response gross profit remained relatively constant for the quarter ended March 31, 2007.

The nursery gross profit increased due to an insurance settlement of $200,000 resulting from hurricane Katrina.

Depreciation and Amortization

Depreciation and amortization expense increased due to continuing high levels of growth capital expenditure.

GAS PRODUCTION AND DISTRIBUTION BUSINESS

We completed our acquisition of TGC on June 7, 2006. Therefore, TGC has only contributed to our consolidated operating results from that date.

Because TGC’s results of operations are not included in our consolidated financial results until June 7, 2006, the following analysis compares the historical results of operations for TGC under both its current and prior owners. We believe that this is the most appropriate approach to analyzing the historical financial performance and trends of TGC.

Key Factors Affecting Operating Results

•

decreased utility contribution margin due principally to:

•

$1.1 million of decreased revenue reflecting a lower change in unbilled receivables during the 2007 calculation period versus the 2006 calculation period. This was due primarily to volume and price variances during the respective calculation periods and a change in the frequency of calculation; and

•

$766,000 for fuel cost adjustments reimbursed to us through escrow funds.

•

increased non-utility contribution margin primarily due to:

•

price increases subsequent to March 2006; and

•

higher therms sold due to the negative impact of a statewide liquefied petroleum gas, or LPG, shortage from a local supplier that occurred during March 2006.

Contribution margin for both the utility and non-utility business represents revenue less cost of revenue. Management analyzes contribution margin for TGC because it believes that contribution margin, although a non-GAAP measure, is useful and meaningful to understanding the performance of TGC utility operations under its regulated rate structure and of its non-utility operations under a competitive pricing structure, both of which include an ability to change rates when the underlying fuel costs change. Contribution margin should not be considered an alternative to operating income, or net income, which is determined in accordance with GAAP. Other companies may calculate contribution margin differently and, therefore, the contribution margin presented for TGC is not necessarily comparable with other companies.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

	Quarter Ended March 31,		Change
	2007	2006	$	%
	($ in thousands) (unaudited)
Contribution margin
Revenue – utility	22,291	24,989	(2,698)	(10.8)
Cost of revenue – utility	14,591	15,176	(585)	(3.9)
Contribution margin – utility	7,700	9,813	(2,113)	(21.5)

Revenue – non-utility	18,510	16,651	1,859	11.2
Cost of revenue – non-utility	10,811	10,462	349	3.3
Contribution margin – non-utility	7,699	6,189	1,510	24.4

Total contribution margin	15,399	16,002	(603)	(3.8)

Production	1,121	1,225	(104)	(8.5)
Transmission and distribution	3,383	3,318	65	2.0
Selling, general and administrative expenses	4,080	4,025	55	1.4
Depreciation and amortization	1,731	1,368	363	26.5
Operating income	5,084	6,066	(982)	(16.2)

Interest expense, net	(2,245)	(1,211)	(1,034)	85.4
Unrealized loss on derivative instruments	(267)	—	(267)	NM
Other income (expense)	(53)	189	(242)	(128.0)
Income before taxes(1)	2,519	5,044	(2,525)	(50.1)

Reconciliation of income before taxes to EBITDA:
Income before taxes(1)	2,519	5,044	(2,525)	(50.1)
Interest expense, net	2,245	1,211	1,034	85.4
Depreciation and amortization	1,731	1,368	363	26.5
EBITDA	6,495	7,623	(1,128)	(14.8)

——————

NM – Not meaningful

(1)

Corporate allocation expense has been excluded from the above table as it is eliminated on consolidation at the MIC Inc. level.

Contribution Margin and Operating Income

Utility contribution margin decreased primarily as the result of $1.1 million of decreased revenue reflecting a lower change in unbilled receivables during the 2007 calculation period versus the 2006 calculation period. This was due primarily to volume and price variances during the respective calculation periods and a change in the frequency of calculation. The March 2006 calculation period under the former owners was nine months. Beginning with the quarter ended June 30, 2006 the calculation has been performed and recorded quarterly. We believe this will eliminate the quarter-over-quarter impact of unbilled receivables on contribution margin going forward. However, the $1.1 million first quarter impact will continue to effect year-over-year comparisons throughout 2007, and all period-over-period comparisons of contribution margin will continue to be impacted by changes in volume and rates.

In addition, contribution margin was lower by approximately $766,000 for fuel cost adjustments required by Hawaii state regulators as a condition of our purchase of TGC.  The cash effect of this $766,000 decrease is offset by withdrawals from our $4.5 million escrow account established and funded at acquisition by the seller.  TGC believes that these escrowed funds will be fully utilized by mid-2008 and thereafter escrowed funds would not be available. The cash reimbursements of any fuel cost adjustment amounts are not reflected in revenue, but rather are reflected as releases of restricted cash.  Contribution margin was also adversely affected by 2.4% fewer therms sold due to increased energy conservation measures, business slowdowns, customer renovations and military deployments.

Non-utility contribution margin benefited from pricing increases subsequent to March 2006, as well as higher therm sales.  Therms sold in the non-utility sector increased by 4.3% for the quarter principally due to a statewide LPG shortage from a local supplier that caused therm volumes to decline in March 2006.

Production costs were lower than in the first quarter 2006 due primarily to lower repair and electric utility costs at our synthetic natural gas plant in first quarter 2007.  Transmission and distribution costs were higher than in first quarter 2006 principally due to increased maintenance activity.

Depreciation and amortization increased due to the higher asset basis that resulted from our purchase of TGC and for equipment additions.

Interest Expense, Net

Interest expense increased due to our acquisition funding.

EBITDA

Excluding unrealized loss on derivatives and reimbursed fuel adjustment costs, EBITDA remained relatively flat despite elevated revenue in 2006 due to significant accruals.

DISTRICT ENERGY BUSINESS

Key Factors Affecting Operating Results

•

capacity revenue increased due to four interruptible customers converting to continuous service over June through September of 2006 and due to general increases of contract capacity rates in-line with inflation;

•

cooling consumption revenue increased as we passed through our estimated electricity cost increase to our customers and as weather related peaks during March 2007 resulted in higher ton-hour sales; and

•

higher electricity costs due to the January 2007 deregulation of Illinois’ electricity generation market.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

	Quarter Ended March 31,
	2007	2006	Change
	$	$	$	%
	($ in thousands) (unaudited)

Cooling capacity revenue	4,551	4,189	362	8.6
Cooling consumption revenue	1,862	1,475	387	26.2
Other revenue	649	845	(196)	(23.2)
Finance lease revenue	1,248	1,298	(50)	(3.9)
Total revenue	8,310	7,807	503	6.4
Direct expenses – electricity	1,483	944	539	57.1
Direct expenses – other(1)	4,149	4,321	(172)	(4.0)
Direct expenses – total	5,632	5,265	367	7.0
Gross profit	2,678	2,542	136	5.4
Selling, general and administrative expenses	768	797	(29)	(3.6)
Amortization of intangibles	337	337	—	—
Operating income	1,573	1,408	165	11.7
Interest expense, net	(2,087)	(2,070)	(17)	0.8
Other income (expense)	74	(79)	153	(193.7)
Benefit for income taxes	213	333	(120)	(36.0)
Minority interest	(132)	(131)	(1)	0.8
Net loss(2)	(359)	(539)	180	(33.4)

Reconciliation of net loss to EBITDA
Net loss(2)	(359)	(539)	180	(33.4)
Interest expense, net	2,087	2,070	17	0.8
Benefit for income taxes	(213)	(333)	120	(36.0)
Depreciation	1,431	1,423	8	0.6
Amortization of intangibles	337	337	—	—
EBITDA	3,283	2,958	325	11.0

——————

(1)

Includes depreciation expense of $1.4 million for each of the quarters ended March 31, 2007 and 2006, respectively.

(2)

Corporate allocation expense, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

Gross Profit

Gross profit increased primarily due to higher capacity revenue related to four interruptible customers converting to continuous service during the previous year and annual inflation-related increases of contract capacity rates in accordance with the terms of existing customer contracts.  Cooling consumption revenue also increased due to higher ton-hour sales from weather related peaks and the pass-through to our customers of the higher electricity costs related to the January 2007 deregulation of Illinois’ electricity generation market, which are subject to annual reconciliations and true-ups to actual costs. Other revenue decreased due to our pass-through to customers of the lower cost of natural gas consumables and reduction in management headcount, which are included in other direct expenses.

Selling, General and Administrative Expense

Selling, general and administrative expense slightly decreased due to a reduction in management headcount offsetting higher legal fees and marketing commissions related to signing new customer contracts and renewing existing customer contracts set to expire during 2007.

Interest Expense, Net

The increase in net interest expense was due to additional credit line draws necessary to fund growth capital expenditures for plant expansion, new customer connections and scheduled maintenance capital expenditures during the previous twelve months. Our interest rate on our senior debt is a fixed rate.

Other Income (Expense)

The first quarter of 2006 included pension benefits expense for union trainees employed from 1999 through 2005.

EBITDA

EBITDA increased primarily due to the higher capacity revenue associated with four interruptible customers converting to continuous service during the previous year.

AIRPORT PARKING BUSINESS

Key Factors Affecting Operating Results

•

operating loss at our new location which commenced operations in November 2006;

•

reduced operating margins due primarily to higher personnel costs and property lease costs;

•

decline in the number of cars using our facilities;

•

targeted pricing strategies contributed to an increase in average revenue per car out;

•

accelerated amortization of intangible asset; and

•

appointment of a new CEO in March 2007.

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

	Quarter Ended March 31,
	2007	2006	Change
	$	$	$	%
	($ in thousands) (unaudited)

Revenue	18,811	18,216	595	3.3
Direct expenses(1)	14,289	13,435	854	6.4
Gross profit	4,522	4,781	(259)	(5.4)
Selling, general and administrative expenses	1,613	1,700	(87)	(5.1)
Amortization of intangibles	788	406	382	94.1
Operating income	2,121	2,675	(554)	(20.7)
Interest expense, net	(3,966)	(3,893)	(73)	1.9
Other (expense) income	(10)	(92)	82	(89.1)
Unrealized (loss) gain on derivative instruments	(70)	668	(738)	(110.5)
Benefit for income taxes	763	226	537	NM
Minority interest	201	124	77	62.1
Net loss(2)	(961)	(292)	(669)	NM

Reconciliation of net loss to EBITDA:
Net loss(2)	(961)	(292)	(669)	NM
Interest expense, net	3,966	3,893	73	1.9
Benefit for income taxes	(763)	(226)	(537)	NM
Depreciation	1,035	865	170	19.7
Amortization of intangibles	788	406	382	94.1
EBITDA	4,065	4,646	(581)	(12.5)

——————

NM – Not meaningful

(1)

Includes depreciation expense of $1.0 million and $865,000 for the quarters ended March 31, 2007 and 2006, respectively.

(2)

Corporate allocation expense and other intercompany fees, and the federal tax effect, have been excluded from the above table as they are eliminated on consolidation at the MIC Inc. level.

	Quarter Ended March 31,		Change
	2007	2006		%
Operating Data:
Cars Out(1):	495,140	517,835	(22,695)	(4.4)
Average Revenue per Car Out:	$36.65	$34.07	$2.57	7.5
Average Overnight Occupancy(2):	20,726	20,981	(255)	(1.2)

——————

(1)

Cars Out refers to the total number of customers exiting during the period.

(2)

Average Overnight Occupancy refers to aggregate average daily occupancy measured for all locations at the lowest point of the day and does not reflect turnover and intra-day activity.

Revenue

Revenue increased due to the addition of one new location during the quarter and an increase in average revenue per car out. The increase in average revenue per car out results mainly from the continuation of our yield management strategy, including price increases, reduced discounting in selected markets, and elimination of low margin daily parking programs in selected markets. A focus on improving the level of customer service in certain locations has supported these price increases.

The decrease in cars out and average overnight occupancy was attributed to competitive pressure and underperforming management in selected markets and a continued strategic shift away from daily parkers. Management has taken action in underperforming markets through more aggressive pricing and replacement of certain managers. Daily parkers, typically airport employees, contribute to a higher number of cars out, but pay discounted rates.

Our airport parking business as a whole has sufficient capacity to accommodate further growth. At locations where we are operating at peak capacity intra-day, we continue to seek opportunities to expand capacity of these locations.

In the quarter ending March 31, 2007 we re-branded eight locations as FastTrack Airport Parking. The re-branding includes replacement of signage, uniforms and the graphics on our shuttle buses. The brand has also been incorporated into a new website. We believe the new website and brand will drive volume increases and, once the balance of facilities have been re-branded, will stream-line marketing efforts.

Direct Expenses

Direct expenses for the quarter ended March 31, 2007 increased due in part to additional costs associated with operating one new location. Direct expenses increased at comparable locations due to higher personnel costs and real and increased lease payments.

In certain markets, additional personnel costs were incurred in response to volume increases, weather conditions and security concerns. In underperforming markets, personnel costs decreased.

Direct expenses include rent in excess of lease, a non-cash item, in the amount of $567,000 and $501,000 for the quarters ended March 31, 2007 and 2006, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the quarter decreased due primarily to the reversal of a 2006 excess bonus reserve in the first quarter of 2007. This was partially offset by higher accounting and professional fees.

Amortization of Intangibles

Amortization increased due to the accelerated amortization of certain intangible assets (trade and domain names) associated with the re-branding project.

Interest Expense, Net

Interest expense increased due to the additional interest and finance cost amortization associated with the debt refinanced on September 1, 2006, that consolidated our primary borrowings, and additional capital for current and future capital expenditures at a more favorable interest rate, offset by a small reduction to interest expense from receipts on our derivative instruments, due to favorable LIBOR rates which exceeded our interest rate cap and swap rates.

EBITDA

Excluding unrealized (loss) gain on derivative instruments, EBITDA increased by 3.9%.

Liquidity and Capital Resources

We do not intend to retain significant cash balances in excess of what are prudent reserves. We believe that we will have sufficient liquidity and capital resources to meet our future liquidity requirements, including in relation to our acquisition strategy, our debt obligations and our distribution policy. We base our assessment on the following assumptions that:

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

•

IMTT will be able to refinance and increase the size of its existing debt facilities on amended terms during 2007; and

•

we have at least $300.0 million of revolving acquisition financing available and will be able to raise equity to refinance any amounts borrowed under our acquisition facility prior to its maturity.

The section below discusses the sources and uses of cash on a consolidated basis, and our businesses and investments for the quarters ended March 31, 2007 and March 31, 2006. Cash provided by (used in) operating activities for our businesses excludes the impact of the corporate allocation and other operating inter-company activities, which are eliminated at the MIC Inc. level.

OUR CONSOLIDATED CASH FLOW

	Quarter Ended March 31,
	2007	2006	Change
	$	$	$	%
	($ in thousands)

Cash provided by operating activities	27,571	11,821	15,750	133.2
Cash provided by (used in) investing activities	78,858	(1,023)	79,881	NM
Cash provided by financing activities	2,588	552	2,036	NM

——————

NM – Not meaningful

Key factors influencing our consolidated cash flow were as follows:

•

the increase in our consolidated cash flow provided by operating activities was primarily the result of the positive contribution from the acquisition made by our airport services business (Trajen), the acquisition of TGC and continued organic growth in our consolidated businesses. Offsetting these increases were higher interest expenses resulting from increased debt levels;

•

the increase in our consolidated cash flow provided by investing activities was primarily due to the receipt of sale proceeds in January 2007 from the disposition in our interest in Macquarie Yorkshire Limited in December 2006; and

•

the small increase in our consolidated cash flow provided by financing activities was due to draw downs in debt by our gas production and distribution and district energy businesses in the first quarter of 2007.

As of March 31, 2007, our consolidated cash and cash equivalent balances totaled $146.4 million.

The Company capitalizes its operating businesses separately using non-recourse, project finance style debt. In addition, it has a credit facility at its subsidiary, MIC Inc., primarily to finance acquisitions and capital expenditures. At March 31, 2007, the Company had no indebtedness outstanding at the MIC LLC, Trust or MIC Inc. level. For a description of the MIC Inc. revolving acquisition facility, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

AIRPORT SERVICES BUSINESS CASH FLOW

	Quarter Ended March 31,
	2007	2006	Change
	$	$	$	%
	($ in thousands)

Cash provided by operating activities	19,369	9,493	9,876	104.0
Cash used in investing activities	(1,702)	(567)	(1,135)	200.2
Cash used in financing activities	(11,879)	(9,153)	(2,726)	29.8

Key factors influencing cash flow from our airport services business were as follows:

•

the increase in cash provided by operating activities was the result of the acquisition of Trajen in July 2006 and improved performance at existing locations, partially offset by an increase in interest expense reflecting higher debt levels;

•

cash used in investing activities included capital expenditures of $1.7 million in the first quarter of 2007 compared to $550,000 in the first quarter of 2006, and included $975,000 for maintenance and $727,000 for expansion; and

•

cash used in financing activities included distributions to us of $13.2 million in the first quarter of 2007 compared to $8.9 million in the first quarter of 2006.

The airport services business amended its credit facility in February 2007 to provide for $32.5 million of additional term loan borrowings to partially finance the acquisition of the FBOs located at Stewart International Airport in New York and Santa Monica Airport in California.  The terms of the facility remain the same except that the required minimum adjusted EBITDA increased to $78.2 million for 2007 and $84.1 million for 2008. To hedge the interest commitments under the term loan expansion, MIC Inc. entered into a swap with Macquarie Bank Limited, fixing 100% of the term loan expansion at the following rate:

Start Date	End Date	Rate

March 30, 2007	December 12, 2010	5.2185%

The swap will be transferred to the airport services business at the completion of the acquisition.

For a further description of the airport services business’ debt facilities see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

BULK LIQUID STORAGE TERMINAL BUSINESS CASH FLOW

The acquisition of our 50% interest was completed on May 1, 2006. The following analysis compares the historical cash flows for IMTT under its current and prior owners. We believe that this is the most appropriate approach to explaining the historical cash flow trends of IMTT rather than discussing the composition of cash flows that is included in our consolidated cash flows.

	Quarter Ended March 31,
	2007	2006	Change
	$	$	$	%
	($ in thousands)

Cash provided by operating activities	31,023	20,531	10,492	51.1
Cash used in investing activities	(33,809)	(14,726)	(19,083)	129.6
Cash (used in) provided by financing activities	(6,177)	24,572	(30,749)	(125.1)

Key factors influencing cash flow at our bulk liquid storage terminal business, including the consolidation of IMTT-Quebec in 2007, were as follows:

•

cash provided by operating activities increased by 51.1%, primarily due to an increase in EBITDA and a decrease in interest paid in 2007, as discussed above and a reduction in working capital;

•

cash used in investing activities increased principally due to high levels of specific capital expenditure relating to the construction of the new facility at Geismar, LA and the construction of new storage tanks at IMTT’s existing facilities at St. Rose, LA, Bayonne, NJ and Quebec, Canada; and

•

cash (used in) provided by financing activities changed due to higher dividend payments and less borrowing to fund capital expenditure in 2007 than in the same period in 2006.

Pursuant to the terms of the shareholders’ agreement between ourselves and the other shareholders in IMTT, all shareholders in IMTT other than MIC Inc. are required to loan all dividends received by them (excluding the $100.0 million dividend paid to prior existing shareholders at the closing of our investment in IMTT), net of tax payable in relation to such dividends, through the quarter ending December 31, 2007 back to IMTT Holdings Inc. The shareholder loan has a fixed interest rate of 5.5% and will be repaid over 15 years by IMTT Holdings Inc. with equal quarterly amortization commencing March 31, 2008. Shareholder loans of $16.8 million were outstanding as at March 31, 2007.

For a description of the bulk liquid storage terminal business’ debt facilities see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We have not had any material changes to our debt and credit facilities since March 1, 2007, our 10-K filing date.

GAS PRODUCTION AND DISTRIBUTION BUSINESS CASH FLOW

Because TGC’s cash flows are only included in our financial results from June 7, 2006 through March 31, 2007, the following analysis compares the historical cash flows for TGC under both its current and prior owners for the quarter ended March 31, 2007 and 2006. We believe that this is the most appropriate approach to explaining the historical cash flow trends of TGC rather than discussing the composition of cash flows that is included in our consolidated cash flows.

	Quarter Ended March 31,
	2007	2006	Change
	$	$	$	%
	($ in thousands)

Cash provided by operating activities	4,456	9,336	(4,880)	(52.3)
Cash used in investing activities	(1,956)	(2,102)	146	(6.9)
Cash used in financing activities	(121)	(891)	770	(86.4)

Key factors influencing cash flow from our gas production and distribution business were as follows:

•

the decrease in cash provided by operating activities was the result of normal working capital fluctuations and lower income. Working capital fluctuations were primarily due to $2.0 million higher accounts payable balances in the prior period;

•

cash used in investing activities for both periods was principally for capital additions; and

•

cash used in financing activities for the first quarter of 2007 comprised distributions to us of $1.1 million, offset by $1.0 million of new long-term borrowing that was used to finance the purchase of utility assets. Cash used in financing activities during the first quarter of 2006 was for distributions to the previous owner.

At March 31, 2007, TGC had $17.0 million available to borrow under its $20.0 million revolving credit facility.

Pursuant to our purchase agreement and regulatory requirements related to our purchase, an escrow account of $4.5 million was established on June 7, 2006 to be used to recover utility fuel cost adjustments. Of this amount, $1.7 million was withdrawn as reimbursement for the previously described fuel cost adjustments since the acquisition. The remaining $2.8 million may be released to TGC to reimburse it for future fuel cost adjustments.

For a description of the gas production and distribution business’ debt facilities see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. We have not had any material changes to our debt facilities since March 1, 2007, our 10-K filing date, except for the additional drawdown of $1.0 million during the quarter ended March 31, 2007.

DISTRICT ENERGY BUSINESS CASH FLOW

	Quarter Ended March 31,
	2007	2006	Change
	$	$	$	%
	($ in thousands)

Cash provided by operating activities	3,089	570	2,519	NM
Cash used in investing activities	(2,315)	(493)	(1,822)	NM
Cash used in financing activities	(728)	(2,839)	2,111	(74.4)

——————

NM – Not meaningful

Key factors influencing cash flow from our district energy business were as follows:

•

the increase in cash provided by operating activities was a result of various working capital items, primarily increases in accounts payable and accrued expenses relating to increased growth capital expenditures;

•

the increase in cash used in investing activities was due to growth capital expenditures for plant expansion and new customer connections and the timing of on-going maintenance capital expenditures for system reliability; and

•

the decrease in cash used in financing activities was due to lower distributions to us in the first quarter of 2007, being $2.4 million, compared with $4.1 million in the first quarter of 2006 and also additional borrowings in 2007 of $1.8 million to finance capital expenditures. Payments made to us to settle inter-company balances in the first quarter of 2007 are included within cash provided by operating activities.

For a description of the district energy business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2006. We have not had any material changes to our debt and credit facilities since March 1, 2007, our 10-K filing date, except for the additional drawdown of the revolving credit facility of $1.8 million during the quarter ended March 31, 2007.

AIRPORT PARKING BUSINESS CASH FLOW

	Quarter Ended March 31,
	2007	2006	Change
	$	$	$	%
	($ in thousands)

Cash (used in) provided by operating activities	(160)	925	(1,085)	(117.3)
Cash used in investing activities	(1,585)	(480)	(1,105)	NM
Cash used in financing activities	(634)	(3,606)	2,972	(82.4)

——————

NM – Not meaningful

Key factors influencing cash flow from our airport parking business were as follows:

•

the decrease in cash provided by operating activities was due to movements in working capital items, including trade payables, prepaid expenses and trade receivables;

•

the increase in cash used in investing activities was a result of higher capital expenditures in the fist quarter of 2007, being $1.6 million, compare to $477,000 in the first quarter of 2006; and

•

financing activities in the first quarter of 2007 included a $1.0 million distribution to shareholders, including us, in addition to $504,000 payments on capital leases, which were offset by an increase in restricted cash of $936,000. During the first quarter of 2006, a partial repayment of the inter-company loan of $3.2 million was paid to us.

For a description of the airport parking business’ debt and credit facilities, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2006. We have not had any material changes to our debt and credit facilities since March 1, 2007, our 10-K filing date.

Capital Expenditures

We have detailed our capital expenditures on a segment-by-segment basis, which we believe is a more appropriate approach to explaining our capital expenditure requirements on a consolidated basis.

AIRPORT SERVICES BUSINESS

Maintenance Capital Expenditure

We expect to spend approximately $3.8 million, or $200,000 per FBO, per year on maintenance capital expenditure at Atlantic’s existing FBO’s. At our newly acquired Trajen FBO’s we expect to spend approximately $3.3 million or $140,000 per FBO, per year on maintenance capital expenditure. The amounts will be spent on items such as repainting, replacing equipment as necessary and any ongoing environmental or required regulatory expenditure, such as installing safety equipment. This expenditure is funded from cash flow from operations.

Specific Capital Expenditure

Several specific capital projects that were started in 2006 are expected to be completed in 2007. Expenditures related to these specific projects are expected to total approximately $12.4 million at Atlantic’s existing FBO’s and $2.7 million at the Trajen FBO’s. We intend to fund these expenditures from cash on hand.

BULK LIQUID STORAGE TERMINAL BUSINESS

Maintenance Capital Expenditure

During the three months ended March 31, 2007, IMTT spent $7.0 million on maintenance capital expenditure, including $5.2 million principally in relation to storage tank refurbishments and $1.7 million on environmental capital expenditure, principally in relation to improvements in containment measures and remediation. Looking forward it is anticipated that total maintenance capital expenditure (maintenance and environmental) is unlikely to exceed a range of between $30.0 million and $40.0 million per year. The expected level of future maintenance capital expenditure over the longer term primarily reflects the need for increased environmental expenditure going forward both to remediate existing sites and to upgrade waste water treatment and spill containment infrastructure to comply with environmental regulations.

Specific Capital Expenditure

IMTT is currently constructing a bulk liquid chemical storage and handling facility on the Mississippi River at Geismar, LA. To date, IMTT has committed approximately $162.0 million of growth capital expenditure to the project. Based on the current project scope and subject to certain minimum volumes of chemical products being handled by the facility, existing customer contracts are anticipated to generate terminal gross profit and EBITDA of at least approximately $18.8 million per year. Completion of construction of the initial $162.0 million phase of the Geismar project is targeted for the first quarter of 2008. In the aftermath of Hurricane Katrina, construction costs in the region affected by the hurricane have increased and labor shortages have been experienced. Although a significant amount of the impact of Hurricane Katrina on construction costs has already been incorporated into the capital commitment plan, there could be further negative impacts on the cost of constructing the Geismar, LA project (which may not be offset by an increase in gross profit and EBITDA contribution) and/or the project construction schedule.

In addition to the Geismar project, IMTT has recently completed the construction of 10 new storage tanks and is currently in the process of constructing a further 11 new storage tanks with a total capacity of approximately 2.0 million barrels at its Louisiana facilities at a total estimated cost of $63.0 million. It is anticipated that construction will be completed during 2007 and early 2008. Rental contracts with initial terms of at least three years have already been executed in relation to the substantial majority of these tanks with the balance to be used to service customers while their existing tanks are undergoing scheduled maintenance over the next five years. Overall, it is anticipated that the operation of the new tanks will contribute approximately $10.7 million to IMTT’s terminal gross profit and EBITDA annually.

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

During the three months ended March 31, 2007, IMTT spent $30.7 million on specific expansion projects including $21.6 million in relation to the construction the new bulk liquid chemical storage facility at Geismar, LA and $3.4 million and $1.5 million at St Rose, LA and Quebec, Canada principally in relation to the construction of new storage tanks. The balance of the specific capital expenditure related to a number of smaller projects to improve the capabilities of IMTT’s facilities.

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

GAS PRODUCTION AND DISTRIBUTION BUSINESS

Capital Expenditure

During 2007, TGC expects to spend approximately $9.5 million for capitalized maintenance, routine replacements of property, and to support new customer growth in 2007. Approximately $2.0 million of the expected total year capital expenditures are for new customer hook-ups.  The remaining $7.5 million comprises approximately $400,000 for vehicles and $7.1 million for other renewals and upgrades. A portion of the utility-related expenditures will be funded from available debt facilities. As of March 31, 2007, approximately $2.1 million has been spent for renewals and upgrades, as well as new customers.

DISTRICT ENERGY BUSINESS

Maintenance Capital Expenditure

Our district energy business expects to spend approximately $1.0 million per year on capital expenditures relating to the replacement of parts, system reliability, customer service improvements and minor system modifications of which $281,000 has been spent in the first quarter of 2007. Since 2004, minor system modifications have been made that increased system capacity by approximately 3,000 tons. Maintenance capital expenditures for 2007 will be funded from available debt facilities.

Specific Capital Expenditure

We anticipate spending up to approximately $8.1 million for system expansion in 2007 and 2008.  As of March 31, 2007, $3.1 million has been spent or committed. This expansion, in conjunction with operational efficiencies we have achieved at our plants and throughout our system, will increase saleable capacity in the downtown cooling system by a total of 16,000 tons. Approximately 6,700 tons of saleable capacity was used in 2006 to accommodate four customers that converted from interruptible to continuous service. The balance of saleable capacity (approximately 9,300 tons) has been sold or is in the process of being sold to new existing customers.

As of April 15, 2007, we have signed contracts with five customers representing approximately 90% of the remaining additional saleable capacity. One customer began service in late 2006 and the other four customers will begin service between 2007 and 2009.  We have identified the likely purchasers of the remaining saleable capacity and expect to have contracts signed by the end of 2007.  Management is currently assessing additional operational strategies and methods to expand the system to accommodate increased demand for district cooling in Chicago.

We estimate that we will incur additional capital expenditure of $5.5 million connecting new customers to the system between 2007 and 2008. Typically, new customers will reimburse our district energy business for some, if not all, of these connection expenditures effectively reducing the impact of this capital expenditure. We anticipate that the expanded capacity sold to new or existing customers will be under contract or subject to letters of intent prior to Thermal committing to the capital expenditure. Approval from the City of Chicago has been obtained where required to accommodate expansion of the underground distribution piping necessary to connect the above referenced anticipated new customers.

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

During 2007, our airport parking business expects to commit to maintenance related capital projects totaling $2.9 million of which $1.8 million will be funded through debt and other financing activities. The balance of $1.1 million will be paid in cash.

Specific Capital Expenditure

In 2007, our airport parking business expects to commit to $77,000 of specific capital projects which will be paid in cash.

Commitments and Contingencies

For a discussion of the future obligations of MIC Inc., the U.S. holding company for our consolidated businesses, due by period, under their various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007. We have not had any material changes to those commitments since March 1, 2007, except as discussed in Note 17, Subsequent Events, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q.

Critical Accounting Policies

For critical accounting policies, see “Critical Accounting Policies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our critical accounting policies have not changed materially from the description contained in that Annual Report.

New Accounting Pronouncements

See Note 3, Adoption of New Accounting Pronouncement, to our consolidated condensed financial statements in Part I, Item I of this Form 10-Q for details on new accounting pronouncements which is incorporated herein by reference.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our exposure to market risk has not changed materially since March 1, 2007, our 10-K filing date.

Item 4. Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

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

Except as described above, there has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings other than as disclosed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 1, 2007.

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

MACQUARIE INFRASTRUCTURE COMPANY TRUST

Dated: May 8, 2007	By:	/s/ Peter Stokes
Name: Peter Stokes Title: Regular Trustee

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE COMPANY LLC

Dated: May 8, 2007	By:	/s/ Peter Stokes
Name: Peter Stokes Title: Chief Executive Officer

MACQUARIE INFRASTRUCTURE COMPANY LLC

Dated: May 8, 2007	By:	/s/ Francis T. Joyce
Name: Francis T. Joyce Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1

Stock Purchase Agreement dated as of April 16, 2007 by and among Macquarie FBO Holdings LLC, Mercury Air Centers, Inc., the Stockholders named therein and Allied Capital Corporation, as the Seller Representative

2.2	Form of Stock Option Agreement by and between Kenneth C. Ricci and Macquarie Infrastructure Company LLC
10.1	Letter Agreement dated April 13, 2007 among The Governor and Company of the Bank of Ireland, Bayerische Landesbank and Macquarie Infrastructure Company Inc.
10.2

Waiver and Second Amendment to Amended and Restated Loan Agreement dated as of February 13, 2007 by and among Atlantic Aviation FBO Inc., the several banks and other financial institutions named therein and Mizuho Corporate Bank, Ltd., as Administrative Agent

10.3	Twenty-Fourth Amendment to District Cooling System Use Agreement, dated as of November 1, 2006, by and between the City of Chicago, Illinois and MDE Thermal Technologies, Inc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
31.3	Rule 13a-14(a)/15d-14(a) Certification of Principal Accounting Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

E-1